Form 10-Q
period 2018-06-30
Trinity Merger Corp.
filed 2018-08-10
CIK 1731536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐
As of August 9, 2018, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

TRINITY MERGER CORP.
Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

TRINITY MERGER CORP.

CONDENSED BALANCE SHEET
AS OF JUNE 30, 2018
(Unaudited)

Assets
Current Assets
Cash	$955,583
Prepaid expenses	85,703
Total Current Assets	1,041,286

Cash and marketable securities held in Trust Account	352,675,735
Total Assets	$353,717,021

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$98,975
Accrued offering costs	5,548
Income taxes payable	152,404
Total Current Liabilities	256,927

Deferred underwriting fee payable	15,525,000
Total Liabilities	15,781,927

Commitments

Common stock subject to possible redemption, 32,587,602 shares at redemption value	332,935,093

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 1,912,398 issued and outstanding (excluding 32,587,602 shares subject to possible redemption)	191
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	4,558,622
Retained earnings	440,325
Total Stockholders’ Equity	5,000,001
Total Liabilities and Stockholders’ Equity	$353,717,021

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRINITY MERGER CORP.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2018	For the Period from January 24, 2018 (inception) through June 30, 2018

Operating costs	$182,192	$183,006
	(182,192)	(183,006)

Other income:
Interest income on marketable securities held in Trust Account	775,735	775,735

Income before provision for income taxes	593,543	592,729
Provision for income taxes	(152,404)	(152,404)
Net income	$441,139	$440,325

Weighted average shares outstanding of Class A common stock	34,500,000	34,500,000
Basic and diluted net income per share, Class A	$0.02	0.02

Weighted average shares outstanding of Class B common stock	8,625,000	8,625,000
Basic and diluted net loss per share, Class B	$(0.02)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRINITY MERGER CORP.

CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 24, 2018 (INCEPTION) THROUGH JUNE 30, 2018
(Unaudited)

Cash Flows from Operating Activities:
Net income	$440,325
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(775,735)
Changes in operating assets and liabilities:
Prepaid expenses	(85,703)
Accounts payable and accrued expenses	98,975
Income taxes payable	152,404
Net cash used in operating activities	(169,734)

Cash Flow from Investing Activities:
Investment of cash in Trust Account	(351,900,000)
Net cash used in investing activities	(351,900,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	341,550,000
Proceeds from sale of Private Placement Warrants	12,350,000
Proceeds from promissory note - related party	213,000
Repayment of promissory note - related party	(213,000)
Payment of offering costs	(899,683)
Net cash provided by financing activities	353,025,317

Net Change in Cash	955,583
Cash - Beginning of the period	—
Cash - End of the period	$955,583

Supplemental disclosure of non-cash investing and financing activities:
Initial classification of common stock subject to redemption	$332,485,331
Change in value of common stock subject to redemption	$449,762
Deferred underwriting fee charged to additional paid in capital	$15,525,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRINITY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2018
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

On January 26, 2018, the Company received an initial capital contribution (see Note 4) and entered into a promissory note agreement (see Note 4) with HN Investors LLC, a Delaware limited liability company (the “Sponsor”). On May 17, 2018, the Company closed its the initial public offering (“Initial Public Offering”) with the sale of 34,500,000 units, generating gross proceeds of $345,000,000, as described in Note 3. All activity through June 30, 2018 relates to the Company’s formation and its Initial Public Offering. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on marketable securities from the proceeds derived from the Initial Public Offering.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering dated May 14, 2018 and filed with the SEC on May 15, 2018, as well as the Company’s Current Report Form 8-K dated May 17, 2018 and filed with the SEC on May 23, 2018. The interim results for the period from January 24, 2018 (inception) through June 30, 2018 are not necessarily indicative of the results to be expected for the period from January 24, 2018 (inception) through December 31, 2018 or for any future periods.

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

TRINITY MERGER CORP.
 NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2018.

Cash and marketable securities held in Trust Account

At June 30, 2018, assets held in the Trust Account were comprised of $411 in cash and $352,675,324 in U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The common stock subject to possible redemption will be based on the requirement that the Company may not redeem publically owned shares in an amount that would cause the Company’s net tangible assets be less than $5,000,001 upon consummation of a Business Combinations (so that it is not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirements which may be contained in the agreement related to the Company’s Business Combination. Accordingly, at June 30, 2018, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $19,880,231were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Fair Value of Financial Instruments

Fair value is determined under the guidance of ASC 820, “Fair Value Measurements,” is a market-based measurement and is determined based on the assumptions that market participants would use in pricing an asset or liability. The GAAP valuation hierarchy is based upon the transparency of using observable inputs and unobservable inputs in order to value the assets and liabilities inputs as of the measurement date. The three levels are defined as follows:

Level 1:
Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:
Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

TRINITY MERGER CORP.
 NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).

Revenue Recognition

The Company recognizes interest income when earned, typically on a monthly basis.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Net income (loss) per common share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 46,850,000 shares of Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock outstanding for the period. Net loss per common share, basic and diluted for Class B common stock is calculated by dividing the net income (loss), less income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the period.

Recent Accounting Pronouncements

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

TRINITY MERGER CORP.
 NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

Note 3 – Initial Public Offering

The registration statement for the Company’s Initial Public Offering was declared effective on May 14, 2018. On May 17, 2018, the Company closed its the Initial Public Offering of 34,500,000 units (“each, a “Unit” and collectively, the “Units), which includes the full exercise by the underwriters of their over-allotment option in the amount of 4,500,000 Units, at $10.00 per Unit, generating gross proceeds of $345,000,000. Each Unit consists of one share of Class A common stock (the “Public Shares”) and one redeemable warrant (each a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 (see Note 6).

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

TRINITY MERGER CORP.
 NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

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

The initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to its deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered (other than the independent public accountants) or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

TRINITY MERGER CORP.
 NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

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

Related Party Loans

On January 26, 2018, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable on the earlier of June 30, 2018 or the completion of the Initial Public Offering. The Company borrowed $213,000 under the Note, which was repaid at the closing of the Initial Public Offering on May 17, 2018.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on May 14, 2018 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. For the three months ended June 30, 2018 and for the period from January 24, 2018 (inception) through June 30, 2018, the Company incurred $15,000 of administrative service fees. As of June 30, 2018, $5,000 is payable and included in accounts payable and accrued expenses in the accompanying condensed balance sheet.

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

TRINITY MERGER CORP.
 NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

Note 6 – Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock — The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2018, there were 1,912,398 shares of common stock issued and outstanding (excluding 32,587,602 shares of common stock subject to possible redemption).

Class B Common Stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At June 30, 2018, there were 8,625,000 shares of common stock issued and outstanding.

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

TRINITY MERGER CORP.
 NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

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

Note 7 – Fair Value Measurements

The Company classifies its U. S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost in the accompanying condensed balance sheet and adjusted for the amortization or accretion of premiums or discounts.

Cash held in the Trust Account amounted to $411 at June 30, 2018.

The gross holding gains (losses) and fair value of held-to-maturity securities at June 30, 2018 are as follows:

Held-To-Maturity	Amortized Cost	Gross Holding Gains (Losses)	Fair Value
U.S. Treasury Securities (Mature on 11/15/2018)	$176,371,528	$17,810	$176,389,338
U.S. Treasury Securities (Mature on 12/13/2018)	176,303,796	(5,576)	176,298,220
Total	$352,675,324	$12,234	$352,687,558

The fair value of the Company’s held-to-maturity securities are based upon Level 1 observations as of June 30, 2018.

Note 8 – Subsequent Events

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “will,” “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on January 24, 2018 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“business combination”). On May 17, 2018, we closed our Initial Public Offering with the sale of 34,500,000 units, generating gross proceeds of $345,000,000.  Although we are not limited to a particular industry or sector for purposes of consummating a Business Combination, we intend to focus its search on acquiring an operating company or business with a real estate component (such as a business within the hospitality, lodging, gaming, real estate or property services, or asset management industries).

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

Results of Operations

Our only activities from inception to June 30, 2018 were organizational activities and those necessary to prepare for our Initial Public Offering. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended June 30, 2018, we had net income of $441,139, which consists of interest income on marketable securities held in the Trust Account of $775,735, offset by operating costs of $182,192 and a provision for income taxes of $152,404.

For the period from January 24, 2018 (inception) through June 30, 2018, we had net income of $440,325, which consists of interest income on marketable securities held in the Trust Account of $775,735, offset by operating costs of $183,006 and a provision for income taxes of $152,404.

Liquidity and Capital Resources

On May 17, 2018, we closed our Initial Public Offering of 34,500,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 4,500,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $345,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 12,350,000 Private Placement Warrants to our sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $12,350,000.

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

As of June 30, 2018, we had cash and marketable securities held in the Trust Account of $352,675,735, substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes.

As of June 30, 2018, we had cash of $955,583 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of June 30, 2018, we had accounts payable and accrued expenses of $98,975.

For the period from January 24, 2018 (inception) through June 30, 2018, cash used in operating activities amounted to $169,734. Net income of $440,325 was offset by interest earned on marketable securities held in the Trust Account of $775,735. Changes in our operating assets and liabilities provided cash of $165,676.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The net proceeds of our Initial Public Offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

On May 17, 2018, we closed our Initial Public Offering of 34,500,000 units, including 4,500,000 units that were subject to the underwriters’ over-allotment option. Each unit consists of one share of Class A common stock and one redeemable warrant (“Warrant”), each Warrant to purchase one share of Class A common stock at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $345,000,000. B. Riley FBR, Inc. acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-224244). The Securities and Exchange Commission declared the registration statement effective on May 14, 2018.

Simultaneously with the closing of our Initial Public Offering, we consummated the private placement of 12,350,000 warrants (“Private Placement Warrants”) to our sponsor at a price of $1.00 per Private Placement Warrant, generating total proceeds of $12,350,000. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Date: August 10, 2018