Form 10-Q
period 2018-09-30
Trinity Merger Corp.
filed 2018-11-09
CIK 1731536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐
As of November 9, 2018, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

TRINITY MERGER CORP.
Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

TRINITY MERGER CORP.

CONDENSED BALANCE SHEET
AS OF SEPTEMBER 30, 2018
(Unaudited)

Assets
Current Assets
Cash	$803,712
Income tax receivable	25,705
Prepaid expenses	66,169
Total Current Assets	895,586

Cash and marketable securities held in Trust Account	353,946,394
Total Assets	$354,841,980

Liabilities and Stockholders’ Equity
Current Liabilities – Accounts payable and accrued expenses	$156,465
Total Current Liabilities	156,465

Deferred underwriting fee payable	15,525,000
Total Liabilities	15,681,465

Commitments

Common stock subject to possible redemption, 32,580,628 shares at redemption value	334,160,514

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 1,919,372 issued and outstanding (excluding 32,580,628 shares subject to possible redemption)	192
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	3,333,200
Retained earnings	1,665,746
Total Stockholders’ Equity	5,000,001
Total Liabilities and Stockholders’ Equity	$354,841,980

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRINITY MERGER CORP.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2018	For the Period from January 24, 2018 (inception) through September 30, 2018

Operating costs	$223,597	$406,603
	(223,597)	(406,603)

Other income:
Interest income on marketable securities held in Trust Account	1,820,909	2,596,644

Income before provision for income taxes	1,597,312	2,190,041
Provision for income taxes	(371,891)	(524,295)
Net income	$1,225,421	$1,665,746

Weighted average shares outstanding of Class A common stock	34,500,000	34,500,000
Basic and diluted net income per share, Class A	$0.05	0.07

Weighted average shares outstanding of Class B common stock	8,625,000	8,625,000
Basic and diluted net loss per share, Class B	$(0.06)	$(0.10)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRINITY MERGER CORP.

CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 24, 2018 (INCEPTION) THROUGH SEPTEMBER 30, 2018
(Unaudited)

Cash Flows from Operating Activities:
Net income	$1,665,746
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,596,644)
Changes in operating assets and liabilities:
Income tax receivable	(25,705)
Prepaid expenses	(66,169)
Accounts payable and accrued expenses	156,465
Net cash used in operating activities	(866,307)

Cash Flow from Investing Activities:
Investment of cash in Trust Account	(351,900,000)
Cash withdrawn from Trust Account	550,250
Net cash used in investing activities	(351,349,750)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	341,550,000
Proceeds from sale of Private Placement Warrants	12,350,000
Proceeds from promissory note - related party	213,000
Repayment of promissory note - related party	(213,000)
Payment of offering costs	(905,231)
Net cash provided by financing activities	353,019,769

Net Change in Cash	803,712
Cash - Beginning of the period	—
Cash - End of the period	$803,712

Supplementary cash flow information:
Cash paid for income taxes	$550,250

Supplemental disclosure of non-cash investing and financing activities:
Initial classification of common stock subject to redemption	$332,485,331
Change in value of common stock subject to redemption	$1,675,183
Deferred underwriting fee charged to additional paid in capital	$15,525,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRINITY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

Note 1 – Description of Organization and Business Operations

Trinity Merger Corp. (the “Company”) is a blank check company incorporated in Delaware on January 24, 2018. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company is focusing its search on acquiring an operating company or business with a real estate component (such as a business within the hospitality, lodging, gaming, real estate or property services, or asset management industries). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

On January 26, 2018, the Company received an initial capital contribution (see Note 4) and entered into a promissory note agreement (see Note 4) with HN Investors LLC, a Delaware limited liability company (the “Sponsor”). On May 17, 2018, the Company closed its initial public offering (“Initial Public Offering”) with the sale of 34,500,000 units, generating gross proceeds of $345,000,000, as described in Note 3. All activity through September 30, 2018 relates to the Company’s formation, its Initial Public Offering and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on marketable securities from the proceeds derived from the Initial Public Offering.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering dated May 14, 2018 and filed with the SEC on May 15, 2018, as well as the Company’s Current Report on Form 8-K dated May 17, 2018 and filed with the SEC on May 23, 2018. The interim results for the period from January 24, 2018 (inception) through September 30, 2018 are not necessarily indicative of the results to be expected for the period from January 24, 2018 (inception) through December 31, 2018 or for any future periods.

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
SEPTEMBER 30, 2018
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2018.

Cash and Marketable Securities Held in Trust Account

At September 30, 2018, assets held in the Trust Account were comprised of $1,095 in cash and $353,945,299 in U.S. Treasury Bills.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The common stock subject to possible redemption will be based on the requirement that the Company may not redeem publicly owned shares in an amount that would cause the Company’s net tangible assets be less than $5,000,001 upon consummation of a Business Combinations (so that it is not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirements which may be contained in the agreement related to the Company’s Business Combination. Accordingly, at September 30, 2018, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

TRINITY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

TRINITY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company is evaluating the impact of this guidance on its condensed financial statements. The Company anticipates its first interim presentation of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

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

TRINITY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

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

TRINITY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

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

TRINITY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on May 14, 2018 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. For the three months ended September 30, 2018 and for the period from January 24, 2018 (inception) through September 30, 2018, the Company incurred $30,000 and $45,000 of administrative service fees. As of September 30, 2018, $5,000 is payable and included in accounts payable and accrued expenses in the accompanying condensed balance sheet.

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

Note 6 – Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock — The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2018, there were 1,919,372 shares of common stock issued and outstanding (excluding 32,580,628 shares of common stock subject to possible redemption).

Class B Common Stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At September 30, 2018, there were 8,625,000 shares of common stock issued and outstanding.

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
SEPTEMBER 30, 2018
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

Cash held in the Trust Account amounted to $1,095 at September 30, 2018.

TRINITY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

The gross holding gains (losses) and fair value of held-to-maturity securities at September 30, 2018 are as follows:

Held-To-Maturity	Amortized Cost	Gross Holding Gains (Losses)	Fair Value
U.S. Treasury Securities (Mature on 11/15/2018)	$176,731,365	$(12,033)	$176,719,332
U.S. Treasury Securities (Mature on 12/13/2018)	177,213,934	(34,881)	177,179,053
Total	$353,945,299	$(46,914)	$353,898,385

The fair value of the Company’s held-to-maturity securities are based upon Level 1 observations as of September 30, 2018.

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

Overview

We are a blank check company incorporated on January 24, 2018 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). On May 17, 2018, we closed our Initial Public Offering with the sale of 34,500,000 units, generating gross proceeds of $345,000,000.  Although we are not limited to a particular industry or sector for purposes of consummating a Business Combination, we are focusing our search on acquiring an operating company or business with a real estate component (such as a business within the hospitality, lodging, gaming, real estate or property services, or asset management industries).

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

Results of Operations

Our only activities from inception to September 30, 2018 were organizational activities, those necessary to prepare for our Initial Public Offering and identifying a target company for a Business Combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2018, we had net income of $1,225,421, which consists of interest income on marketable securities held in the Trust Account of $1,820,909, offset by operating costs of $223,597 and a provision for income taxes of $371,891.

For the period from January 24, 2018 (inception) through September 30, 2018, we had net income of $1,665,746, which consists of interest income on marketable securities held in the Trust Account of $2,596,644, offset by operating costs of $406,603 and a provision for income taxes of $524,295.

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

As of September 30, 2018, we had cash and marketable securities held in the Trust Account of $353,946,394, substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes.

As of September 30, 2018, we had cash of $803,712 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of September 30, 2018, we had accounts payable and accrued expenses of $156,465.

For the period from January 24, 2018 (inception) through September 30, 2018, cash used in operating activities amounted to $866,307. Net income of $1,665,746 was offset by interest earned on marketable securities held in the Trust Account of $2,596,644. Changes in our operating assets and liabilities provided cash of $64,591.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent accounting standards

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company is evaluating the impact of this guidance on its condensed financial statements. The Company anticipates its first interim presentation of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

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

Date: November 9, 2018