Form 10-K
period 2018-12-31
Trinity Merger Corp.
filed 2019-03-15
CIK 1731536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-38488

TRINITY MERGER CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-4173386
(State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

55 Merchant Street, Suite 1500 Honolulu, Hawaii 96813	96813
(Address of Principal Executive Offices)	(Zip Code)

(808) 529-0909
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one Warrant	Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Common Stock	Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2018,  computed by reference to the closing price of the Class A common stock reported on The Nasdaq Capital Market on such date, was $337,065,000.

As of March 11, 2019, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

Documents Incorporated by Reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this annual report on Form 10-K (this “Form 10-K”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” ”will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;
•	our ability to complete our initial Business Combination;
•	our expectations around the performance of the prospective target business or businesses;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;
•	our potential ability to obtain additional financing to complete our initial Business Combination;
•	our pool of prospective target businesses;
•	the ability of our officers and directors to generate potential acquisition opportunities;
•	our public securities’ liquidity and trading;
•	the potential lack of a market for our securities;
•	our use of funds not held in the Trust Account (as described below) or available to us from interest income on the Trust Account balance;
•	the Trust Account not being subject to claims of third parties; or
•	our financial performance.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. Forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Form 10-K entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary materially from those projected in the forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this report to “we,” “us” or the “Company” refer to Trinity Merger Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to HN Investors LLC, a Delaware limited liability company. References in this report to “Trinity Investments” are to Trinity Real Estate Investments LLC, a Delaware limited liability company.  Lee S. Neibart and Sean A. Hehir, who are our Chairman and our Chief Executive Officer and President, respectively, and the managers of our Sponsor, as well as other members of our management team, are affiliated with Trinity Investments.

Item 1.	Business.

Introduction

We are a blank check company incorporated on January 24, 2018 as a Delaware corporation. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). We are currently in the process of trying to identify suitable targets for our Business Combination. Although we are not limited to a particular industry or sector for purposes of consummating a Business Combination, we have primarily been focusing our search to date on acquiring a Business Combination candidate with a real estate component (such as a business within the hospitality, lodging, gaming, real estate or property services, or asset management industries). We have neither engaged in any operations unrelated to our search for Business Combination candidates nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

On May 17, 2018, we closed our Initial Public Offering (the “Initial Public Offering”) of 34,500,000 Units (the “Units”), including the issuance of 4,500,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. Each Unit consists of one share of Class A common stock, par value $0.0001 (“Class A common stock” and, with respect to the shares of Class A common stock included in the Units publicly offered, the “public shares”) and one redeemable warrant. Each warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $345,000,000.

Simultaneously with the closing of the Initial Public Offering, we issued to our Sponsor 12,350,000 warrants (the “private placement warrants”), each exercisable to purchase one share of Class A common stock at a price of $11.50 per share, at a price of $1.00 per private placement warrant, in a private placement (“private placement”), generating gross proceeds of $12,350,000.

Prior to the consummation of the Initial Public Offering, on January 26, 2018, the Sponsor purchased 8,625,000 shares (the “founder shares”) of our Class B common stock, par value $0.0001 (“Class B common stock”), for an aggregate purchase price of $25,000.

Upon the closing of the Initial Public Offering and private placement, $351,900,000 ($10.20 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the private placement was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. and at UBS Financial Services Inc. maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). The proceeds held in the Trust Account were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

As of December 31, 2018, we had approximately $651,000 in our operating bank account, approximately $3,733,000 of interest available to pay for franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses) and working capital of approximately $532,000. As of December 31, 2018, an aggregate of approximately $801,000 had been withdrawn from the Trust Account to pay taxes.

Effecting our initial Business Combination

General

We are not presently engaged in, and we will not engage in, any meaningful operations unless and until we can complete our Business Combination. We intend to effectuate our initial Business Combination using cash held in the Trust Account, our equity, debt or a combination of these as the consideration. We may seek to complete our initial Business Combination with a company or business that may be in its early stages of development or growth or that has significant financial or liquidity needs, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial Business Combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, to fund the purchase of other companies or for working capital.

Selection of a target business and structuring of our initial Business Combination

We may pursue an initial Business Combination candidate in any industry or sector, however, given the experience of our founders, to date we have primarily been focusing on acquiring a Business Combination candidate with a real estate component (such as a business within the hospitality, lodging, gaming, real estate or property services, or asset management industries).

Nasdaq rules require that we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the signing of a definitive agreement in connection with the Business Combination. Our board of directors will make the determination as to the fair market value of our Business Combination. If our board of directors is not able to independently determine the fair market value of our Business Combination, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”) or an independent accounting firm with respect to the satisfaction of such criteria.

We may, at our option, pursue an initial Business Combination opportunity jointly with one or more entities affiliated with our Sponsor or any of our officers or directors or an entity affiliated with any of our officers or directors, including Trinity Investments, which we refer to as an “Affiliated Joint Acquisition.” Any such parties would co-invest only if (i) permitted by applicable regulatory and other legal limitations; (ii) we and our Sponsor considered a transaction to be mutually beneficial to us as well as the affiliated entity; and (iii) other business reasons exist to do so, such as the strategic merits of including such co- investors, the need for additional capital beyond the amount held in our Trust Account to fund the Business Combination and/or the desire to obtain committed capital for closing the Business Combination. An Affiliated Joint Acquisition may be effected through a co-investment with us in the target business at the time of our Business Combination, or we could raise additional proceeds to complete the Business Combination by issuing to such parties a class of equity or equity-linked securities or by such parties providing debt financing. We refer to the potential future issuance of equity or equity linked securities to any such party, or a similar issuance to other specified purchasers, as a “specified future issuance.” The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. Pursuant to the anti-dilution provisions of our Class B common stock, any such specified future issuance would result in an adjustment to the conversion ratio such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all shares of common stock outstanding upon completion of our Initial Public Offering plus all shares issued in the specified future issuance, unless the holders of a majority of the then-outstanding shares of Class B common stock agreed to waive such adjustment with respect to the specified future issuance at the time thereof. We cannot determine at this time whether a majority of the holders of our Class B common stock at the time of any such specified future issuance would agree to waive such adjustment to the conversion ratio. They may waive such adjustment due to (but not limited to) the following: (i) closing conditions which are part of the agreement for our Business Combination; (ii) negotiation with Class A stockholders on structuring a Business Combination; (iii) negotiation with parties providing financing which would trigger the anti-dilution provisions of the Class B common stock; or (iv) as part of the Affiliated Joint Acquisition. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B common stock, but would reduce the percentage ownership of holders of our Class A common stock. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our common stock.

We anticipate structuring our initial Business Combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons, including an Affiliated Joint Acquisition as described above. However, we will only complete an initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial Business Combination could own less than a majority of our outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. If the Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions.

The time required to select and evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination.  It is possible that we may need to seek additional financing from our Sponsor, management team or other sources in order to complete our initial Business Combination, and there is no guarantee that we will be able to obtain such additional financing.

We are not prohibited from pursuing a Business Combination with a business that is affiliated with our Sponsor, our officers or directors (our “initial stockholders”) or with a business affiliated with Trinity Investments. In the event we seek to complete our Business Combination with a business that is affiliated with any such parties, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our Business Combination is fair to our company from a financial point of view.

Redemption rights for holders of public shares upon consummation of our initial Business Combination

We will provide our stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock sold as part of the Units sold in the Initial Public Offering upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of our Business Combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. There will be no redemption rights upon the completion of our initial Business Combination with respect to our warrants. Our initial stockholders have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the consummation of the initial Business Combination.

Conduct of redemptions pursuant to tender offer rules

If we conduct redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), we will, pursuant to our amended and restated certificate of incorporation: (a) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and (b) file tender offer documents with the SEC prior to completing our initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Submission of our initial Business Combination to a stockholder vote

In the event that we seek stockholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the Business Combination.

If we seek stockholder approval, we will complete our initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial Business Combination. In such case, our initial stockholders have agreed to vote their founder shares, and any public shares purchased during or after the Initial Public Offering, in favor of our initial Business Combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. Our initial stockholders have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the consummation of the initial Business Combination.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our initial stockholders, advisors or their affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our Business Combination. None of the funds held in the Trust Account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they may not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”.) We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will need to comply with such rules.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial Business Combination and thereby increase the likelihood of obtaining stockholder approval of the initial Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Business Combination, where it appears that such requirement might otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange and may reduce the liquidity of such securities.

Limitation on redemption rights upon completion of our initial Business Combination if we seek stockholder approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our Initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial Business Combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 20% of the shares sold in our Initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 20% of the shares sold in our Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with an initial Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination.

Redemption of public shares and liquidation if no Business Combination

Our amended and restated certificate of incorporation provides that we have 18 months from the closing of our Initial Public Offering, or until November 17, 2019, to complete our Business Combination. If we are unable to complete our initial Business Combination within such 18-month period, unless we seek an amendment to our amended and restated certificate of incorporation to extend such 18 month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial Business Combination within the 18-month time period.

If we seek a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial Business Combination within 18 months from the closing of our Initial Public Offering, we are required to redeem any public shares properly submitted in connection with such stockholder vote.

Competition

In identifying, evaluating and selecting a target business for an initial Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash to our public stockholders who exercise their redemption rights may reduce the resources available to us for our Business Combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully executing an initial Business Combination.

Employees

We currently have four officers. These individuals are not obligated to devote any specific number of hours to our matters. We do not have any other employees.

Item 1A.	Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Form 10-K, the prospectus associated with our Initial Public Offering and the registration statement of which such prospectus forms a part, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

We are a recently formed company with no operating history, and you have a very limited basis on which to evaluate our ability to execute a Business Combination and achieve our business objectives.

We are a recently formed company, and we will not have any operations until completing a Business Combination other than very limited operations relating to our pursuit of a Business Combination. As a result, you have a very limited basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination with one or more target businesses. We may be unable to complete our initial Business Combination. In addition, if we complete a Business Combination, we cannot assure you that such Business Combination will prove to be successful.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial Business Combination, which means we may complete our initial Business Combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial Business Combination unless the initial Business Combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed initial Business Combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial Business Combination even if holders of a majority of our public shares do not approve of the initial Business Combination we complete.

If we seek stockholder approval of our initial Business Combination, our initial stockholders have agreed to vote in favor of such initial Business Combination, regardless of how our public stockholders vote.

Our initial stockholders own 20% of our outstanding shares of common stock and have agreed to vote their founder shares, as well as any public shares purchased during or after our Initial Public Offering (including in open market and privately negotiated transactions), in favor of our initial Business Combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial Business Combination, such initial Business Combination will be approved if we receive the affirmative vote of a majority of the shares of common stock that are voted, including the founder shares. Accordingly, if we seek stockholder approval of our initial Business Combination, the agreement by our initial stockholders to vote in favor of our initial Business Combination will increase the likelihood that we will receive the requisite stockholder approval for such initial Business Combination.

Your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial Business Combination.

If we determine to complete an initial Business Combination without seeking stockholder approval, public stockholders will not have the opportunity to vote on the initial Business Combination. Accordingly, in such a case, your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial Business Combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination candidates, which may make it difficult for us to enter into an initial Business Combination with a target.

We may seek to enter into an initial Business Combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial Business Combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial Business Combination and after payment of underwriter’s fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial Business Combination and after payment of underwriter’s fees and commissions or such greater amount necessary to satisfy a closing condition as described above, we may not be able to proceed with such redemption and the related Business Combination and may need to instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial Business Combination with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into an agreement for our initial Business Combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels and/or on less favorable terms. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with an initial Business Combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination will not be successfully completed.

If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination will not be successfully completed is increased. If our initial Business Combination is not  successfully completed, you may not receive your pro rata portion of the Trust Account until any such later time as we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account and there may be limited liquidity in the trading market at that time for our stock. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial Business Combination and may decrease our ability to conduct due diligence on potential Business Combination candidates as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning an initial Business Combination will be aware that we must complete our initial Business Combination by November 17, 2019, which is the date that is 18 months from the closing of our Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating an initial Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive approximately $10.20, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial Business Combination by November 17, 2019, which is the date that is within 18 months from the closing of the Initial Public Offering. We may not be able to find a suitable target business and complete our initial Business Combination within such time period. If we have not completed our initial Business Combination within such time period, unless we seek an amendment to our amended and restated certificate of incorporation to extend such 18 month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive approximately $10.20 per share (the amount per share initially held in our Trust Account), and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

If we seek stockholder approval of our initial Business Combination, our initial stockholders, directors, officers, advisors and their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed initial Business Combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our initial stockholders, directors, officers, advisors or their affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation to do so.

Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our initial stockholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders may be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the initial Business Combination and thereby increase the likelihood of obtaining stockholder approval of the initial Business Combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial Business Combination. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible. Any such purchases will be required to be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange and potentially reducing the liquidity in the trading market for our stock.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial Business Combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial Business Combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial Business Combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial Business Combination within 18 months from the closing of the Initial Public Offering and (iii) the redemption of our public shares if we are unable to complete an initial Business Combination within 18 months from the closing of the Initial Public Offering, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Units, shares of Class A common stock and warrants are listed on The Nasdaq Capital Market (“Nasdaq”). We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial Business Combination. In order to continue listing our securities on Nasdaq prior to our initial Business Combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders of our securities. We cannot assure you that we will be able to meet those listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, our securities may be quoted on an over-the-counter market. If this were to occur, we could face significant adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•
a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	an even more limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Units, Class A common stock and warrants are listed on Nasdaq, and as a result are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Some state securities regulators view blank check companies unfavorably and could use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to state securities regulation in each state in which we offer our securities, including in connection with our initial Business Combination.

You will not be entitled to protections normally afforded to investors of certain other blank check companies.

Since the net proceeds of our Initial Public Offering and the sale of the private placement warrants are intended to be used to complete an initial Business Combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that we may have a longer period of time to complete our initial Business Combination than do companies subject to Rule 419. Moreover, if our Initial Public Offering had been subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial Business Combination.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 20% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 20% of our Class A common stock.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our Initial Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination, and, as a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. In addition, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial Business Combination, target companies will be aware that this may reduce the resources available to us for our initial Business Combination. This may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

If our funds held outside the Trust Account are insufficient to allow us to operate through completion of a Business Combination, we may be unable to complete our initial Business Combination and may need to liquidate.

As of December 31, 2018, we have approximately $651,000 available to us outside the Trust Account to fund our working capital requirements. The funds available to us outside of the Trust Account may not be sufficient to allow us to operate through completion of our initial Business Combination. If we are unable to complete our initial Business Combination we may need to liquidate, our public stockholders may receive only approximately $10.20 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

The amount of funds held outside our Trust Account could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination and we may need to  depend on loans from our Sponsor or management team to fund our search for an initial Business Combination, to pay our franchise and income taxes and to complete our initial Business Combination. If we are unable to obtain these loans, we may be unable to complete our initial Business Combination.

As of December 31, 2018, we have approximately $651,000 available to us outside the Trust Account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. Up to $1,500,000 of such loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor, or our management team or an affiliate of our Sponsor or members of our management team, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.20 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

Subsequent to the completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to help finance the initial Business Combination. Accordingly, any stockholders who choose to remain stockholders following the initial Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial Business Combination constituted an actionable material misstatement or omission.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account.

Upon redemption of our public shares, if we are unable to complete our initial Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.20 per share initially held in the Trust Account, due to claims of such creditors. Our Sponsor agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (other than our independent auditor), or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.20 per share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.20 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.20 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial Business Combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete an initial Business Combination and thereafter to operate the post-transaction company or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial Business Combination within 18 months from the closing of the Initial Public Offering; or (iii) absent an initial Business Combination within 18 months from the closing of the Initial Public Offering, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial Business Combination or may result in our liquidation. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our Trust Account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware’s General Corporation Law (the “DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial Business Combination within 18 months from the closing of the Initial Public Offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, unless we seek an amendment to our amended and restated certificate of incorporation to extend the 18 month deadline for completing a Business Combination, it is our intention to redeem our public shares as soon as reasonably possible following the 18th month from the closing of the Initial Public Offering in the event we do not complete our initial Business Combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, we believe the only likely claims to arise would be from our vendors (such as attorneys, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial Business Combination within 18 months from the closing of the Initial Public Offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial Business Combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial Business Combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial Business Combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial Business Combination, we will use our reasonable best efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use our reasonable best efforts to cause the same to become effective within 60 business days following our initial Business Combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the shares of Class A common stock included in the Units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws.

If you exercise your public warrants on a “cashless basis,” you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th day after the closing of our initial Business Combination, warrantholders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if our Class A common stock is at any time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Third, if we call the public warrants for redemption, our management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” is the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into concurrently with the Initial Public Offering, our initial stockholders and their permitted transferees can demand that we register the private placement warrants and the shares of Class A common stock issuable upon exercise of the founder shares and the private placement warrants held by them and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders or holders of working capital loans or their respective permitted transferees are registered.

Because we are not limited to evaluating a target business in a particular industry sector, you will be unable to ascertain the merits or risks of any particular target business’s operations.

While our primary focus to date has been to seek to complete an initial Business Combination with a company or business with a real estate component (such as a business within the hospitality, lodging, gaming, real estate or property services, or asset management industries), we are not obligated to do so and may also pursue Business Combination opportunities in other industries. As a result, there is no basis for you to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a business entity lacking an established record of revenues or earnings or with significant liquidity needs or challenges, we may be affected by the risks inherent in the business and operations of such an entity. If we determine to effect a Business Combination through the simultaneous acquisition of multiple businesses or assets, we will face significant additional challenges associated with a transaction of that nature. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units, common stock or warrants will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination candidate. Accordingly, any stockholders who choose to remain stockholders following our initial Business Combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

If we acquire an operating company or business with a real estate component (such as a business within the hospitality, lodging, gaming, real estate or property services, or asset management industries), our future operations may be subject to risks associated with these sectors.

While we may pursue an initial Business Combination candidate in any business or industry, we have primarily focused our initial search on acquiring an operating company or business with a real estate component (such as a business within the hospitality, lodging, gaming, real estate or property services, or asset management industries). Because we have not yet definitively identified any specific target business, we cannot provide specific risks of any Business Combination. However, risks inherent in investments in these sectors may include, but are not limited to, the following:

•	adverse changes in international, national, regional or local economic, demographic and market conditions;
•	adverse changes in financial conditions of buyers, sellers and tenants of properties;
•	competition from other investors in companies and businesses with a real estate component with significant capital;
•	reductions in the level of demand for commercial space, and changes in the relative popularity of properties;
•	fluctuations in interest rates, which could adversely affect our ability, or the ability of buyers and tenants of properties, to obtain financing on favorable terms or at all;
•
unanticipated increases in operating expenses, including, without limitation, insurance costs, labor costs, construction materials, energy prices and costs of compliance with laws, regulations and governmental policies;

•
changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws and governmental fiscal policies, and changes in the related costs of compliance with laws, regulations and governmental policies;

•	litigation and other legal proceedings;
•	the ability to effectively adopt or adapt to new or improved technologies;
•	the ability to attract and retain highly skilled employees;
•	environmental risks; and
•	civil unrest, labor strikes, acts of God, including earthquakes, floods and other natural disasters and acts of war or terrorism, which may result in uninsured losses.

We may acquire a target company or business based inside or outside of the United States, and with operations in a single jurisdiction or across a number of jurisdictions. This will expose us to business and legal considerations and risks associated with companies operating in such jurisdictions. For example, if we pursue a target company with a real estate component, various federal, state and local laws and regulations, including municipal or local ordinances, as well as foreign regulations, may affect our business. These laws could relate to, among other things, environmental regulations and controls, labor and employment practices, tax, disclosure rules and zoning and land use restrictions, fire and safety laws, consumer protection laws, information security and privacy laws, anticorruption laws, and compliance with the Americans with Disabilities Act and similar laws. In addition to laws at a national or federal level, many of the laws applicable to real estate related businesses are regional, state and local in nature, and can vary significantly from jurisdiction to jurisdiction. We may incur significant costs complying with the laws and regulations of the jurisdictions in which we conduct business.

Past performance by Trinity Investments, or by the members of our management team or entities with which they are or have been affiliated, may not be indicative of future performance of an investment in the Company.

The principals of our Sponsor and members of our management team are affiliated with Trinity Investments and other entities. Past performance by Trinity Investments, or by the members of our management team in their other endeavors or the other entities with which they are or have been affiliated, is not a guarantee of future success. We cannot assure you that we will be able to locate a suitable candidate for our initial Business Combination or that any Business Combination we consummate will be successful. You should not rely on the historical record of Trinity Investments’ or our management team’s performance, or the performance of any other entities with which our management team is or has been affiliated, as indicative of our future performance or how an investment in our company will perform or the returns our company will, or is likely to, generate going forward. None of our management team has had experience with blank check companies or special purpose acquisition companies in the past, other than Lee S. Neibart, our Chairman, who has prior experience with blank check companies through his involvement with NRDC Acquisition Corp. (“NRDC”), a special-purpose acquisition company which went public in 2007. NRDC did not complete a business combination as contemplated at the time of its initial public offering. Instead, following receipt of the approval of its stockholders, NRDC converted to a real estate investment trust (“REIT”) and changed its name to Retail Opportunity Investment Corp. (Nasdaq: ROIC) in 2009.

We may seek Business Combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

Although our initial focus has primarily been on identifying an operating company or business with a real estate component (such as a business within the hospitality, lodging, gaming, real estate or property services, or asset management industries), we will consider an initial Business Combination outside of our management’s area of expertise if we believe a potential candidate offers an attractive Business Combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Units, common stock or warrants will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in an initial Business Combination candidate. In the event we elect to pursue a Business Combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our Trust Account and our warrants will expire worthless.

We may seek Business Combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial Business Combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial Business Combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community.

We may issue additional equity or equity-linked securities to complete our initial Business Combination or under an employee incentive plan in connection with or after completion of our initial Business Combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 400,000,000 shares of Class A common stock, par value $0.0001 per share, 50,000,000 shares of Class B common stock, par value $0.0001 per share, and 5,000,000 preferred shares, par value $0.0001 per share. There are 353,150,000 and 41,375,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount takes into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants but not the shares of Class A common stock issuable upon conversion of Class B common stock. There are no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial Business Combination. Shares of Class B common stock are also convertible at the option of the holder at any time.

We may issue a substantial number of equity or equity-linked securities to complete our initial Business Combination (including pursuant to a specified future issuance) or under an employee incentive plan in connection with after completion of our initial Business Combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation will provide, among other things, that prior to our initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial Business Combination. The issuance of additional equity or equity-linked securities:

•	may significantly dilute the equity interest of our existing investors;
•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
•
could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our Units, Class A common stock and/or warrants.

While we have no current plans to issue preferred stock, circumstances in which we might issue preferred stock in the future could include, among others, offerings of preferred stock undertaken for capital raising purposes (whether before or in connection with our initial Business Combination or thereafter), issuances in connection with acquisitions we might make in the future, or issuances in connection with potential change of control or strategic transactions involving us. Any determination by us to issue shares of preferred stock in the future will be dependent on the facts and circumstances at the time.

Resources could be wasted in pursing potential Business Combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.20 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and may require us to expend substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our Trust Account and our warrants will expire worthless.

Our ability to successfully effect our initial Business Combination and to be successful thereafter will depend upon the efforts of our key personnel. The loss of key personnel could negatively impact the operations and profitability of our post-combination company.

Our ability to successfully effect our initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in any target business we may effect a Business Combination with, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial Business Combination candidate may resign upon completion of our initial Business Combination. The departure of an initial Business Combination candidate’s key personnel could negatively impact the operations and profitability of our post-combination company. The role of an initial Business Combination candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an initial Business Combination candidate’s management team will remain associated with the initial Business Combination candidate following our initial Business Combination, it is possible that members of the management of an initial Business Combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination company.

Trinity Investments’ financial position or reputation could change, negatively impacting any role it or our Sponsor may play in helping us complete our initial Business Combination.

Trinity Investments’ financial position could be negatively impacted due to a variety of factors, including lower management fees and/or performance fees and higher operating expenses. From time to time, Trinity Investments may be party to lawsuits or other legal proceedings, which if resolved in an unfavorable manner for it, could have a material impact on its financial position or reputation. To the extent its financial position is less stable or their reputation is adversely affected, it could negatively impact any role they or our Sponsor may play in helping us complete our initial Business Combination.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our initial Business Combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the initial Business Combination. Such negotiations would take place simultaneously with the negotiation of the initial Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial Business Combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial Business Combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial Business Combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination company may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the initial Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.

Our officers and directors are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial Business Combination and their other businesses. We do not have any other employees. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, several of our officers and directors, including our Chairman and our Chief Executive Officer, are employed by Trinity Investments or other entities that make investments in or acquisitions of businesses or assets in industries we may target for our initial Business Combination. Our officers and directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial Business Combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial Business Combination, we will be engaged in the business of identifying and combining with one or more businesses. Our Sponsor, Trinity Investments, and our officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial Business Combination with a target business that is affiliated with our Sponsor, Trinity Investments, or our directors or officers, or we may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of Trinity Investments or other entities affiliated with our officers or directors. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, Trinity Investments and its affiliates, as well as other entities affiliated with our officers and directors, also invest in companies or businesses with a real estate component (such as a business within the hospitality, lodging, gaming, real estate or property services, or asset management industries). As a result, there may be substantial overlap between companies that would be a suitable Business Combination for us and companies that would make an attractive target for such other affiliates.

We may engage in an initial Business Combination with one or more target businesses that have relationships with entities affiliated with our Sponsor, Trinity Investments, or our officers, directors or existing holders, which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, Trinity Investments and our officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, Trinity Investments or one or more of our officers or directors. Our executive officers and directors also serve as officers and board members for other entities. Such entities may compete with us for Business Combination opportunities. Although we are not specifically targeting a transaction with an affiliated entity, we may pursue such a transaction if we determined that such affiliated entity met our criteria for an initial Business Combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our stockholders from a financial point of view of an initial Business Combination with one or more businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial Business Combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest. In order to satisfy applicable regulatory or other legal requirements applicable to an Affiliated Joint Acquisition, our initial Business Combination may be effected on less favorable terms than otherwise would apply if the initial Business Combination were not an Affiliated Joint Acquisition.

We may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of Trinity Investments and/or other entities affiliated with our officers or directors. This may result in conflicts of interest as well as dilutive issuances of our securities.

We may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity affiliated with Trinity Investments or other entities affiliated with our officers or directors. Any such parties would co-invest only if (i) permitted by applicable regulatory and other legal limitations; (ii) we and our Sponsor or any such other entity, as applicable, considered a transaction to be mutually beneficial to us as well as the affiliated entity; and (iii) other business reasons exist to do so, such as the strategic merits of including such co-investors, the need for additional capital beyond the amount held in our Trust Account to fund the initial Business Combination and/or the desire to obtain committed capital for closing the initial Business Combination. An Affiliated Joint Acquisition may be effected through a co-investment with us in the target business at the time of our initial Business Combination, or we could raise additional proceeds to complete the initial Business Combination by issuing to such parties a class of equity or equity-linked securities. Accordingly, such persons or entities may have a conflict between their interests and ours.

In addition, any specified future issuance in connection with Affiliated Joint Acquisition would trigger the anti-dilution provisions of our Class B common stock, which, unless waived, would result in an adjustment to the conversion ratio of our Class B common stock such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all shares of common stock currently outstanding plus all shares issued in the specified future issuance. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B common stock, but would reduce the percentage ownership of holders of our Class A common stock.

Since our Sponsor, officers and directors will lose their entire investment in us if our initial Business Combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination candidate is appropriate for our initial Business Combination.

On January 26, 2018, our Sponsor purchased an aggregate of 8,625,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after the Initial Public Offering. The founder shares will be worthless if we do not complete an initial Business Combination. In addition, our Sponsor also purchased 12,350,000 private placement warrants, each exercisable for one share of our Class A common stock at $11.50 per share, for $12,350,000, or $1.00 per warrant, that will also be worthless if we do not complete an initial Business Combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed initial Business Combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial Business Combination. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director. The personal and financial interests of our Sponsor, affiliates of our Sponsor, and our officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

It is possible that we will choose to incur substantial debt to complete our initial Business Combination. The incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our financial performance after an initial Business Combination is insufficient to repay our debt obligations;
•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay dividends on our common stock;
•
the need to use a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available to fund operations, for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
•	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one Business Combination with the proceeds of our Initial Public Offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

The net proceeds from our Initial Public Offering and the sale of the private placement warrants provided us with $351,900,000 that we may use to complete our initial Business Combination and pay related fees and expenses (which includes up to $15,525,000 for the payment of deferred underwriting commissions held in the Trust Account).

We may effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete our initial Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers), risks associated with additional transactional complexity and accounting related issues such a transaction may present, and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial Business Combination with a company about which little information is available, which may result in an initial Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our initial Business Combination strategy, we may seek to effectuate our initial Business Combination with a company about which little information is available. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial Business Combination on the basis of limited information, which may result in an initial Business Combination with a company that is not as profitable as we expected, if at all.

Our management may not be able to maintain control of a target business after our initial Business Combination.

We may structure an initial Business Combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the initial Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, our management may not be able to maintain our control of the target business. We cannot provide assurance that any new management will possess the skills, qualifications or abilities necessary to profitably operate any target business after our initial Business Combination.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial Business Combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial Business Combination and after payment of underwriter’s fees and commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial Business Combination. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we may not be able to complete the initial Business Combination or redeem any shares, all shares of Class A common stock submitted for redemption may be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to effectuate an initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial Business Combination that our stockholders may not support.

In order to effectuate an initial Business Combination, some blank check companies have, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds and extended the time to consummate an initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation requires the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial Business Combination within 18 months of the closing of the Initial Public Offering. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial Business Combination in order to effectuate our initial Business Combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial Business Combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-Business Combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own 20% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial Business Combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial Business Combination within 18 months from the closing of our Initial Public Offering, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing needed to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

We may be required to seek additional financing to complete our initial Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative Business Combination candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial Business Combination and/or the terms of negotiated transactions to purchase shares in connection with our initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.20 per share plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on us and on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may only receive approximately $10.20 per share on the liquidation of our Trust Account, and our warrants will expire worthless.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. In addition, our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the initial Business Combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial Business Combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial Business Combination.

We issued warrants to purchase 34,500,000 shares of Class A common stock as part of the Units sold in the Initial Public Offering, and we issued 12,350,000 private placement warrants to purchase an aggregate of 12,350,000 shares of Class A common stock at $11.50 per share. Our initial stockholders currently own an aggregate of 8,625,000 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment. In addition, if our Sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

To the extent we issue shares of Class A common stock to effectuate an initial Business Combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive Business Combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the initial Business Combination. Therefore, our warrants and founder shares may make it more difficult to effectuate an initial Business Combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the Units in the Initial Public Offering except that, so long as they are held by our Sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial Business Combination and (iii) they may be exercised by the holders on a cashless basis.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an initial Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and are taking advantage of certain exemptions from disclosure requirements available to emerging growth companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), entitled to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an initial Business Combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2019. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing such suit will be deemed to have consented to service of process on such stockholder’s counsel. This provision may have the effect of discouraging lawsuits against our directors and officers.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

If we effect our initial Business Combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial Business Combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;
•	rules and regulations regarding currency redemption;
•	complex corporate withholding taxes on individuals;
•	laws governing the manner in which future Business Combinations may be effected;
•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;
•	longer payment cycles and challenges in collecting accounts receivable;
•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
•	currency fluctuations and exchange controls;
•	rates of inflation;
•	cultural and language differences;
•	employment regulations;
•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;
•	deterioration of political relations with the United States; and
•	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our executive offices are located at 55 Merchant Street, Suite 1500, Honolulu, Hawaii 96813. Our executive offices are provided to us by our Sponsor through Trinity Investments and we have agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units, Class A common stock and warrants are traded on Nasdaq under the symbols “TMCXU,” “TMCX” and “TMCXW,” respectively.

Holders

As of March 11, 2019, there was one holder of record of our Units, one holder of record of our Class A common stock and two holders of record of our warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On January 26, 2018, our Sponsor purchased 8,625,000 founder shares for an aggregate purchase price of $25,000.

Simultaneously with the closing of our Initial Public Offering, the Company consummated the private placement of 12,350,000 warrants (the “private placement warrants”), each exercisable to purchase one share of Class A common stock at a price of $11.50 per share, at a price of $1.00 per private placement warrant, with the Sponsor, generating gross proceeds of $12.35 million. The sales of the above securities by the Company were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

On May 17, 2018, we closed our Initial Public Offering of 34,500,000 Units, including the issuance of 4,500,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. Each Unit consists of one share of Class A common stock and one redeemable warrant to purchase one share of Class A common stock. B. Riley FBR, Inc. acted as sole book-running manager for the offering. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $345 million. Upon the closing of the Initial Public Offering and the private placement, an aggregate of $351.9 million was placed in the Trust Account.

The Company incurred $19,880,231 of offering costs in connection with the Initial Public Offering, inclusive of $15,525,000 in deferred underwriting commissions. There has been no material change in the planned use of proceeds from our Initial Public Offering as described in our final prospectus dated May 14, 2018, which was filed with the SEC.

Item 6.	Selected Financial Data.

The following table summarizes selected financial for our business from our inception through, and as of, December 31, 2018 and should be read with our financial statements, which are included in this 10-K:

For the Period from our Inception (January 24, 2018) Through December 31, 2018
Income Statement Data:
Loss from operations	$(552,724)
Interest income	4,533,775
Net income	3,145,030

As of December 31, 2018
Balance Sheet Data:
Cash	$650,629
Cash and marketable securities held in Trust Account	355,633,275
Total assets	356,331,634
Total liabilities	15,691,835
Common stock subject to possible redemption	335,639,798
Total stockholders' equity	5,000,001

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Form 10-K should be read as being applicable to all forward-looking statements whenever they appear in this Form 10-K. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated on January 24, 2018, as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses. On May 17, 2018, we closed our Initial Public Offering with the sale of 34,500,000 Units, generating gross proceeds of $345,000,000.  Although we are not limited to a particular industry or sector for purposes of consummating a Business Combination, we are focusing our search on acquiring an operating company or business with a real estate component (such as a business within the hospitality, lodging, gaming, real estate or property services, or asset management industries).

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

Results of Operations

Our only activities from inception to December 31, 2018 were organizational activities, those necessary to prepare for our Initial Public Offering and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with pursuing a Business Combination.

For the period from January 24, 2018 (inception) through December 31, 2018, we had net income of $3,145,030, which consists of interest income on marketable securities held in the Trust Account of $4,533,775, offset by operating costs of $552,724 and a provision for income taxes of $836,021.

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

As of December 31, 2018, we had cash and marketable securities held in the Trust Account of $355,633,275, substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes.

As of December 31, 2018, we had cash of approximately $651,000 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of December 31, 2018, we had accounts payable and accrued expenses of $130,814.

For the period from January 24, 2018 (inception) through December 31, 2018, cash used in operating activities amounted to $1,269,640. Net income of $3,145,030 was offset by interest earned on marketable securities held in the Trust Account of $4,533,775. Changes in our operating assets and liabilities provided cash of $119,105.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account is expected to be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required by us. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent accounting pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule became effective on November 5, 2018. The Company is evaluating the impact of this guidance on its condensed financial statements. The Company anticipates its first interim presentation of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

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

Related Party Transactions

Founder Shares

On January 26, 2018, we issued 8,625,000 shares of Class B common stock to the Sponsor in exchange for a capital contribution of $25,000. The foregoing transfer of founder shares was made in reliance upon an exemption from the registration requirements of the Securities Act pursuant to the so-called 4(a)(1½) exemption. The founder shares will automatically convert into shares of Class A common stock upon the consummation of an initial Business Combination on a one-for-one basis, subject to adjustments. In the case that additional shares of Class A common stock, or equity-linked securities convertible or exercisable for shares of Class A common stock, are issued or deemed issued in excess of the amounts offered in our final prospectus and related to the closing of our initial Business Combination, including pursuant to a specified future issuance, the ratio at which founder shares will convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding founder shares agree to waive such adjustment with respect to any such issuance or deemed issuance, including a specified future issuance) so that the number of shares of Class A common stock issuable upon conversion of all founder shares will equal in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked shares issued or deemed issued in connection with the initial Business Combination (excluding any shares of Class A common stock or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to us).

The initial stockholders have agreed not to transfer, assign or sell any of the founder shares (except to certain permitted transferees) until the earlier to occur of: (A) one year after the completion of the initial Business Combination; or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the completion of an initial Business Combination or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

Concurrently with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 12,350,000 private placement warrants at $1.00 per private placement warrant, generating gross proceeds of $12,350,000 in the aggregate. Each private placement warrant is exercisable to purchase one share of Class A common stock at $11.50 per share. A portion of the proceeds from the sale of the private placement warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If we do not complete an initial Business Combination within the Combination Period, the private placement warrants will expire worthless.

Related Party Loans

On May 17, 2018, we repaid in full an aggregate of $213,000 loaned to us by the Sponsor pursuant to a promissory note to cover the payment of certain costs related to the Initial Public Offering. The loan was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering.

In addition, in order to finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete an initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that an initial Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-transaction company at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants.

Administrative Support Agreement

We have agreed to reimburse the Sponsor in an amount not to exceed $10,000 per month for office space, and secretarial and administrative services, commencing on May 14, 2018, through the earlier of our consummation of an initial Business Combination or our liquidation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Item 8.	Financial Statements and Supplementary Data.

TRINITY MERGER CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Trinity Merger Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Trinity Merger Corp. (the “Company”) as of December 31, 2018, the related statements of operations, changes in stockholders’ equity and cash flows for the period from January 24, 2018 (inception) through December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the period from January 24, 2018 (inception) through December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/ s/ Ernst & Young LLP

We have served as the Company's auditor since 2018.

Honolulu, Hawaii
March 15, 2019

TRINITY MERGER CORP.
 BALANCE SHEET
DECEMBER 31, 2018

Assets
Current Assets
Cash	$650,629
Prepaid expenses	47,730
Total Current Assets	698,359

Cash and marketable securities held in Trust Account	355,633,275
Total Assets	$356,331,634

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$130,814
Income taxes payable	36,021
Total Current Liabilities	166,835

Deferred underwriting fee payable	15,525,000
Total Liabilities	15,691,835

Commitments

Common stock subject to possible redemption, 32,572,779 shares at redemption value	335,639,798

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 1,927,221 issued and outstanding (excluding 32,572,779 shares subject to possible redemption)	193
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	1,853,915
Retained earnings	3,145,030
Total Stockholders’ Equity	5,000,001
Total Liabilities and Stockholders’ Equity	$356,331,634

The accompanying notes are an integral part of the financial statements.

TRINITY MERGER CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JANUARY 24, 2018 (INCEPTION) THROUGH DECEMBER 31, 2018

Operating costs	$552,724
Loss from operations	(552,724)

Other income:
Interest income on marketable securities held in Trust Account	4,533,775

Income before provision for income taxes	3,981,051
Provision for income taxes	(836,021)
Net income	$3,145,030

Weighted average shares outstanding of Class A common stock	34,500,000
Basic and diluted net income per share, Class A	0.13

Weighted average shares outstanding of Class B common stock	8,625,000
Basic and diluted net loss per share, Class B	$(0.15)

The accompanying notes are an integral part of the financial statements.

TRINITY MERGER CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 24, 2018 (INCEPTION) THROUGH DECEMBER 31, 2018

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amou nt	Capital	Earnings	Equity
Balance – January 24, 2018 (inception)	—	$—	—	$—	$—	$—	$—

Class B common stock issued to Sponsor	—	—	8,625,000	863	24,137	—	25,000

Sale of 34,500,000 Units, net of underwriting discounts and offering expenses	34,500,000	3,450	—	—	325,116,319	—	325,119,769

Sale of 12,350,000 Private Placement Warrants	—	—	—	—	12,350,000	—	12,350,000

Common stock subject to redemption	(32,572,779)	(3,257)	—	—	(335,636,541)	—	(335,639,798)

Net income	—	—	—	—	—	3,145,030	3,145,030

Balance – December 31, 2018	1,927,221	$193	8,625,000	$863	$1,853,915	$3,145,030	$5,000,001

The accompanying notes are an integral part of the financial statements.

TRINITY MERGER CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 24, 2018 (INCEPTION) THROUGH DECEMBER 31, 2018

Cash Flows from Operating Activities:
Net income	$3,145,030
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,533,775)
Changes in operating assets and liabilities:
Prepaid expenses	(47,730)
Accounts payable and accrued expenses	130,814
Income tax payable	36,021
Net cash used in operating activities	(1,269,640)

Cash Flow from Investing Activities:
Investment of cash in Trust Account	(351,900,000)
Cash withdrawn from Trust Account	800,500
Net cash used in investing activities	(351,099,500)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	341,550,000
Proceeds from sale of Private Placement Warrants	12,350,000
Proceeds from promissory note - related party	213,000
Repayment of promissory note - related party	(213,000)
Payment of offering costs	(905,231)
Net cash provided by financing activities	353,019,769

Net Change in Cash	650,629
Cash - Beginning of the period	—
Cash - End of the period	$650,629

Supplementary cash flow information:
Cash paid for income taxes	$800,500

Supplemental disclosure of non-cash investing and financing activities:
Initial classification of common stock subject to redemption	$332,485,331
Change in value of common stock subject to redemption	$3,154,467
Deferred underwriting fee charged to additional paid in capital	$15,525,000

The accompanying notes are an integral part of the financial statements.

Note 1 – Description of Organization and Business Operations

Trinity Merger Corp. (the “Company”) is a blank check company incorporated in Delaware on January 24, 2018. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses. Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company is focusing its search on acquiring an operating company or business with a real estate component (such as a business within the hospitality, lodging, gaming, real estate or property services, or asset management industries). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

On January 26, 2018, the Company received an initial capital contribution (see Note 4) and entered into a promissory note agreement (see Note 4) with HN Investors LLC, a Delaware limited liability company. On May 17, 2018, the Company closed its Initial Public Offering with the sale of 34,500,000 Units, generating gross proceeds of $345,000,000, as described in Note 3. All activity through December 31, 2018 relates to the Company’s formation, its Initial Public Offering and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on marketable securities from the proceeds derived from the Initial Public Offering.

Note 2 – Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2018.

Cash and Marketable Securities Held in Trust Account

At December 31, 2018, assets held in the Trust Account were comprised of $4,285 in cash and $355,628,990 in U.S. Treasury Bills.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The common stock subject to possible redemption will be based on the requirement that the Company may not redeem publicly owned shares in an amount that would cause the Company’s net tangible assets be less than $5,000,001 upon consummation of a Business Combination (so that it is not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirements which may be contained in the agreement related to the Company’s Business Combination. Accordingly, at December 31, 2018, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $19,880,231 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

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

Revenue Recognition

The Company recognizes interest income when earned, typically on a monthly basis. The interest income is reinvested in the Trust Account, less money released to the Company to pay its franchise and income taxes.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company is evaluating the impact of this guidance on its financial statements. The Company anticipates its first interim presentation of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 – Initial Public Offering

The registration statement for the Company’s Initial Public Offering was declared effective on May 14, 2018. On May 17, 2018, the Company closed its the Initial Public Offering of 34,500,000 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 4,500,000 Units, at $10.00 per Unit, generating gross proceeds of $345,000,000. Each Unit consists of one share of Class A common stock (the “Public Shares”) and one redeemable warrant (each a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 (see Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 12,350,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Company’s Sponsor, generating total gross proceeds of $12,350,000 (see Note 4).

In connection with the closing of the Initial Public Offering on May 17, 2018, an amount of $351,900,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a Trust Account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

The Company will provide its holders of the Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The holders of the Public Shares (the “public stockholders”) will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account. The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. There will be no redemption rights upon the completion of a Business Combination with respect to the warrants.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-transaction company at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on May 14, 2018 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. For the period from January 24, 2018 (inception) through December 31, 2018, the Company incurred $75,000 of administrative service fees, of which $5,000 is payable and included in accounts payable and accrued expenses in the accompanying balance sheet.

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

Note 6 – Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock — The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2018, there were 1,927,221 shares of common stock issued and outstanding, excluding 32,572,779 shares of common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At December 31, 2018, there were 8,625,000 shares of common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders except as required by law or as otherwise provided in the Company’s Amended and Restated Certificate of Incorporation.

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

Warrants — The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its reasonable best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Note 7 – Income Tax

The income tax provision for the period from January 24, 2018 (inception) through December 31, 2018 consists of the following:

Federal
Current	$836,021
Deferred	—

State
Current	—
Deferred	—
Change in valuation allowance	—
Income tax provision	$836,021

As of December 31, 2018, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company did not have any deferred tax assets or liabilities at December 31, 2018.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2018 is as follows:

Statutory federal income tax rate	(21.0)%
State taxes, net of federal tax benefit	0.0%
Income tax provision (benefit)	(21.0)%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s tax returns for the period from January 24, 2018 (inception) through December 31, 2018 remain open and subject to examination. The Company considers Hawaii to be a significant state tax jurisdiction.

Note 8 – Fair Value Measurements

The Company classifies its U. S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost in the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

Cash held in the Trust Account amounted to $4,285 at December 31, 2018.

The gross holding gains and fair value of held-to-maturity securities at December 31, 2018 are as follows:

Held-To-Maturity	Amortized Cost	Gross Holding Gains	Fair Value
U.S. Treasury Securities (Mature on 2/14/2019)	$177,713,107	$2,169	$177,715,276
U.S. Treasury Securities (Mature on 3/14/2019)	177,915,883	11,908	177,927,791
Total	$355,628,990	$14,077	$355,643,067

The fair value of the Company’s held-to-maturity securities are based upon Level 1 observations as of December 31, 2018.

Note 9 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company reinvested its U.S. Treasury Securities upon maturity in 2019. Based upon this review, the Company did not identify any other subsequent events that require adjustment or disclosure in the financial statements.

Note 10 – Selected Quarterly Information (Unaudited)

The following table presents summarized unaudited quarterly financial data for each of the four quarters for the period from January 24, 2018 (inception) through December 31, 2018. The data has been derived from the Company’s unaudited financial statements that, in management's opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the financial statements and notes thereto. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the period from January 24, 2018 (inception) through December 31, 2018
Operating costs	$814	$182,192	$223,597	$146,121
Interest income	$—	$775,735	$1,820,909	$1,937,131
Provision for income taxes	$—	$(152,404)	$(371,891)	$(311,726)
Net income (loss)	$(814)	$441,139	$1,225,421	$1,479,284
Basic and diluted income per share, Class A common stock	$—	$0.02	0.05	0.05
Basic and diluted income (loss) per share, Class B	$(0.00)	$(0.02)	$(0.06)	$(0.02)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2018, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Lee S. Neibart	68	Chairman
Sean A. Hehir	46	Chief Executive Officer, President and Director
Greg S. Dickhens	48	Chief Investment Officer
Kevin Y. Hayashi	52	Chief Financial Officer and Treasurer
Ryan P. Donn	40	Secretary
Richard F. Wacker	56	Director
Catherine Luke	46	Director
Warren R. de Haan	46	Director

Lee S. Neibart serves as our Chairman, and is one of our directors. Mr. Neibart also serves as Chief Executive Officer of HBS Global Properties, a joint-venture between Hudson’s Bay Company (TSX: HBC) and Simon Property Group (NYSE: SPG) which owns a portfolio of 83 trophy retail properties throughout the United States, Canada and Germany. Mr. Neibart was a partner in the Ares Real Estate Group (July 2013-June 2018) focused on fundraising and U.S. opportunistic investing. Mr. Neibart served on the Ares Real Estate Group’s U.S. Development and Redevelopment Fund II Investment Committee. He was a Director on various boards relating to Ares’ investment portfolio. Mr. Neibart joined Ares Management LLC in July 2013  from AREA Property Partners (formerly Apollo Real Estate Advisors) where he was a Global CEO from 1993 to 2013. Throughout his career, he has held leadership positions at top real estate investment companies, including: Apollo Real Estate Advisors, where, as Partner, he oversaw the investment and management of real estate funds & joint ventures, as well as NRDC Equity Partners & Robert Martin Company as a Founding Partner and Chief Operating Officer & Executive Vice President, respectively. Mr. Neibart currently serves as a director of Hudson’s Bay Company and a director of Retail Opportunity Investments Corp. (Nasdaq: ROIC), a REIT. ROIC was formerly NRDC Acquisition Corp (“NRDC”), a SPAC that went public in 2007. Mr. Neibart is the former president of NRDC. NRDC converted to a REIT and changed its name to Retail Opportunity Investments Corp. in 2009. Since its conversion to a REIT in 2009, ROIC has completed many property asset acquisitions. ROIC currently owns more than 90 shopping centers, primarily in the western regions of the United States. Mr. Neibart also serves on the Advisory Board of The Real Estate Institute of New York University. He is also a past President of the New York Chapter of the National Association of Industrial and Office Parks. Mr. Neibart graduated from the University of Wisconsin with a B.A. and holds an M.B.A. from New York University.

Mr. Neibart’s qualifications to serve on our board of directors include: his 40 years of experience in commercial real estate investing, mergers and acquisitions, and strategic business planning; his senior leadership roles at AREA, Ares and HBS Global Properties; and his experience serving as a director for various public and private companies.

Sean A. Hehir serves as our Chief Executive Officer and President, and is one of our directors. Mr. Hehir has more than 20 years of experience in real estate investment and asset management, and currently serves as the President and Chief Executive Officer of Trinity Investments. In addition to management of Trinity Investments, Mr. Hehir oversees the investment activities of Trinity Investments, including sourcing and executing investment opportunities, formulating investment strategy, and structuring acquisitions and dispositions. Since joining Trinity Investments in May 1998, Mr. Hehir has executed numerous global real estate transactions. Prior to joining Trinity Investments, Mr. Hehir worked for HVS International, a leading consulting firm to the hospitality industry, as a senior associate performing in-depth market studies, financial analyses, income and expense projections, valuations and feasibility studies, competitive market and property positioning studies, and operational reviews for hotels ranging from limited-service to full-service corporate and resort properties. Mr. Hehir has a Bachelor of Science degree in Hotel Administration from Cornell University and holds a Diploma in Hotel Administration from the Hotel Institute Montreux, Switzerland. Mr. Hehir is a board member of the Hawaii Business Roundtable, Assets School, and the Hawaii Chapter of The Nature Conservancy, in addition to being an active member of YPO, a chief executive leadership organization.

Mr. Hehir’s qualifications to serve on our board of directors include: his 20 years of experience in investing and managing commercial and hospitality real estate; his 9 years of leading Trinity Investments; and his access to proprietary and off-market investment opportunities through his extensive network within the real estate and finance industries.

Greg S. Dickhens serves as our Chief Investment Officer. Mr. Dickhens is also a Principal of Trinity Investments where is responsible for overseeing and managing Trinity Investments’ investment strategies. With 25 years of hospitality experience, Mr. Dickhens has a highly diverse and complementary skillset, a wealth of longstanding relationships and an intimate understanding of the global marketplace. Before joining Trinity Investments in October 2016, he served on the Board of Directors of Seibu Properties, one of the largest private land owners in Japan and was Vice President of Prince Resorts Hawaii. Prior to joining Prince Resorts Hawaii, Mr. Dickhens was President and Senior Advisor of Kyo-ya Company LLC and a member of the Board of Directors of Kyo-ya Pacific Company, LLC and each of its subsidiaries. Prior to joining Kyo-ya, Mr. Dickhens served as Vice President and Chief Financial Officer of Vail Resorts Development Company in Vail, Colorado. Mr. Dickhens also spent seven years with Hilton Hotel Corporation in Beverly Hills, California, as Vice President of Managed Development and Director of Feasibility and Investment Analysis. Prior to Hilton, Mr. Dickhens worked for Marriott International, first as Senior Manager of Market Planning and Feasibility for North America and Latin America in Washington, D.C., then as Vice President of Hotel Development Planning for Asia/Pacific Region, based in Hong Kong.

Mr. Dickhens received a bachelor of science degree from Cornell University’s School of Hotel Administration with a concentration in real estate finance and property development, and a master’s degree in business administration from the Anderson School of Business at UCLA, graduating with honors. He is a member of YPO and serves on the board of the Straub Hospital Foundation and Punahou School’s Board of Trustees. Mr. Dickhens also served on the Host Committee for APEC 2011 and the Hawaii Business Roundtable, and is a past board member of the Waikiki Improvement Association, Historic Hawaii Foundation, The Nature Conservancy’s Corporate Council for the Environment, Gift Foundation of Hawaii, Guenoc Winery, and After-School All-Stars.

Kevin Y. Hayashi serves as our Chief Financial Officer and Treasurer. Mr. Hayashi has over 25 years of experience in the fields of Public and Private Accounting and also serves as Chief Financial Officer of Trinity Investments where he supervises Trinity Investments’ financial management and partnership relationships. Prior to joining Trinity Investments in July 1997, Mr. Hayashi was an Audit Manager for the international accounting firm of PricewaterhouseCoopers LLP, where he oversaw audits for multinational companies with activity in Hawaii and Micronesia. He has been involved in international audits for banks and financial institutions, agricultural companies, real estate and construction firms, media, hotels and travel companies, the services industry, and high-technology manufacturers, as well as county and state government. Mr. Hayashi graduated from the University of Hawaii at Manoa with a Bachelor of Business Administration Degree in Accounting.

Ryan P. Donn serves as our Secretary. Mr. Donn is also a Principal at, and Chief Investment Officer of, Trinity Investments with more than 17 years of experience in hospitality real estate, including experience on transactions exceeding $3 billion in value. He is responsible for leading the transactional activity of the firm including due diligence, acquisitions, dispositions, and financings. Through his transactional experience, Mr. Donn’s expertise extends to purchase and sale agreements, brand and management agreements, loan agreements, and partnership agreements and investment structuring. Along with Trinity Investments’ other principals, he is responsible for building and executing upon the business plans for the firm’s investments. Prior to joining Trinity Investments in September 2007, Mr. Donn held real estate investment and advisory positions with Hotel Capital Advisers, Inc. (hotel investment advisors to Prince Alwaleed), Lehman Brothers, and PricewaterhouseCoopers LLP. Mr. Donn is a former instructor of New York University’s graduate hospitality program. Mr. Donn earned his Bachelor’s degree with a concentration in real estate from the School of Hotel Administration at Cornell University. He is a Cornell Tradition Fellow, a member of the Cornell University Council, and a former chair of the Dean’s Council of Young Alumni for the Cornell Hotel School. He is a Pacific Century Fellow.

Richard F. Wacker is the President, Chief Executive Officer, and a director of American Savings Bank (ASB), which he joined in 2010.  ASB serves consumer, business, and corporate customers across the State of Hawaii. Prior to joining ASB, Mr. Wacker was Chairman of Korea Exchange Bank (KEB), a large Korean commercial bank. He joined KEB in 2004 as Chief Operating Officer, was appointed President and CEO from 2005 to 2010, adding the position of Chairman of the Board from 2007. Mr. Wacker was a co-founder of the KEB Foundation, the first social welfare organization in the Korean financial industry, and was the organization’s second Chairman. He served on the boards of Junior Achievement Korea and the American Chamber of Commerce in Korea.  Mr. Wacker previously worked for General Electric (GE) where he was a company officer and held a wide range of senior leadership positions in the U.S. and Europe, including Vice President of Corporate Investor Communications during the transition of GE’s CEO and the implementation of Sarbanes-Oxley legislation; Vice President and Chief Financial Officer of GE Capital's Card Services unit; General Manager of GE Capital’s global audit staff; Chief Financial Officer of GE Capital Fleet Services-Europe and global product management and logistics positions with GE Medical Systems-Europe. He earned a B.S. degree in mechanical engineering from the University of Missouri. Mr. Wacker serves on the Boards of non-profit organizations, including on the Board of Hawaii Pacific Health, the Hawaii Business Roundtable (Immediate Past Chair), Child & Family Service (Past Chair), University of Hawaii Foundation (Vice-Chair), Hawaii Bankers Association, Chaminade University (Regent), University of Hawaii– Pacific Asian Center for Entrepreneurship (Chair), and was the founder of the Hawaii Curling Club.

Mr. Wacker’s qualifications to serve on our board of directors include: his extensive leadership and business experience, his track record as a senior executive and board member at financial institutions, and his strong background in finance and public company governance.

Catherine Luke is an Executive Vice President and the Chief Operating Officer of Loyalty Development, Ltd. and oversees the management, leasing, and development for the company. Ms. Luke is also the President and director of Loyalty Enterprises Ltd., a property management firm in Hawaii. In addition, Ms. Luke is the President of KJL Inc., or KJL, a real estate investment firm. Ms. Luke is on the Board of Trustees of the Hawaiian Tax-Free Trust municipal bond fund. Prior to joining KJL in 2013, Ms. Luke worked as a management consultant and investment banker in San Francisco. She has served as a member of the Federal Reserve Bank of San Francisco, Economic Advisory Council. Ms. Luke graduated from Brown University with a Bachelor of Arts degree in Economics and from Harvard Business School with a Masters in Business Administration. She is active in numerous community organizations and currently serves on the distribution committee of the McInerny Foundation, and on the boards of the Hawaii Leadership Forum, the Omydiar Fellows and the Young Presidents Organization.

Ms. Luke’s qualifications to serve on our board of directors include: her extensive leadership and business experience; her strong background in finance; and her network of contacts in the real estate industry.

Warren R. de Haan is a founder, member of the Board of Directors, and one of the four managing partners of ACORE Capital, LP, or ACORE, an SEC-registered investment adviser focusing on transitional commercial real estate lending. As of December 31, 2017, ACORE had over $9 billion in assets under management. Mr. de Haan also serves as the head of asset originations for ACORE and is a member of ACORE’s investment committee. Mr. de Haan has 21 years of experience in the commercial real estate finance industry and capital markets. Prior to ACORE, he was the Chief Originations Officer of Starwood Property Trust, Inc. (NYSE: STWD), or Starwood, a public mortgage REIT, from October 2010 to September 2014. Prior to Starwood, he co-founded the commercial real estate finance business of Countrywide Financial Corporation, or Countrywide, that was launched in 2004 and grew into one of the largest lending platforms in the United States focused on middle markets. At Countrywide, he was co-head of loan originations and oversaw the expansion of the division’s footprint to 15 offices across the United States. In 2001, Mr. de Haan was a founding partner of Coastal Capital Partners, LLC, a firm focused on acquiring distressed debt and advising clients on restructurings. Prior to Coastal Capital, he was a member of the large loan group in the commercial real estate finance division of Nomura Asset Capital Corporation in New York City. Mr. de Haan received a Bachelor of Science degree from the Cornell School of Hotel Administration. He also graduated from Hotel Institute Montreux, Switzerland, where he obtained his Swiss Hotel Diploma and American Hotel and Motel Association Diplomas.

Mr. de Haan’s qualifications to serve on our board of directors include: his leadership and business experience; his strong background in commercial real estate finance; and his network of contacts in the real estate industry.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five directors and is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Warren R. de Haan, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Richard F. Wacker and Catherine Luke, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Lee S. Neibart and Sean A. Hehir, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Senior Managing Directors, Managing Directors, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Catherine Luke, Richard F. Wacker and Warren R. de Haan are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

None of our officers or directors has received any cash compensation for services rendered to us. Commencing May 14, 2018, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including finder’s and consulting fees, will be paid by us to our Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial Business Combination. However, these individuals are and will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee reviews on a quarterly basis payments made to our Sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account.

After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. Any such fees will be disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial Business Combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We have not taken any action to date to ensure that members of our management team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Catherine Luke, Richard F. Wacker and Warren R. de Haan serve as members of our audit committee, and Richard F. Wacker is the chair of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Catherine Luke, Richard F. Wacker and Warren R. de Haan meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Richard F. Wacker qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;
•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
•	setting hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;
•	setting policies for audit partner rotation in compliance with applicable laws and regulations;
•
obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
•
reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Catherine Luke, Richard F. Wacker and Warren R. de Haan serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Catherine Luke, Richard F. Wacker and Warren R. de Haan are independent and Richard F. Wacker is the chair of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;
•	reviewing on an annual basis our executive compensation policies and plans;
•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
•	if required, producing a report on executive compensation to be included in our annual proxy statement; and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to our Sponsor of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of an initial Business Combination.

Accordingly, it is likely that prior to the consummation of an initial Business Combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial Business Combination.

Our compensation committee charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Catherine Luke, Richard F. Wacker and Warren R. de Haan. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to our Registration Statement on Form S-1 in connection with our Initial Public Offering. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request to us in writing at 55 Merchant Street, Suite 1500, Honolulu, Hawaii 96813 or by telephone at (808) 529-0909. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Trinity Investments manages several joint ventures in partnership with private equity investment firms. Trinity Investments or its affiliates, as well as other entities affiliated with our officers or directors, may compete with us for Business Combination opportunities. If these entities decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within Trinity Investments or its affiliates or other entities affiliated with our officers or directors may be suitable for both us and for a current or future Trinity Investments or other fund and may be directed to such investment vehicle rather than to us. None of our Sponsor, Trinity Investments or the members of our management team have any obligation to present us with any opportunity for a potential Business Combination of which they become aware, unless presented to a member of our management team solely in his or her capacity as an officer of our company. Trinity Investments and/or our management, in their capacities as employees of Trinity Investments or in their other endeavors, currently are required to present certain investment opportunities and potential Business Combinations to the various related investment vehicles or entities as described above, before they present such opportunities to us. Trinity Investments, its affiliates, and our Sponsor and members of our management may have similar obligations to future investment vehicles or other entities or third parties.

Notwithstanding the foregoing, we may, at our option, pursue an Affiliated Joint Acquisition opportunity with any such fund or other investment vehicle. Any such parties would co-invest only if (i) permitted by applicable regulatory and other legal limitations; (ii) we and our Sponsor or such other entity, as applicable, considered a transaction to be mutually beneficial to us as well as the affiliated entity; and (iii) other business reasons exist to do so, such as the strategic merits of including such co-investors, the need for additional capital beyond the amount held in our Trust Account to fund the initial Business Combination and/or the desire to obtain committed capital for closing the initial Business Combination. Such entity may co-invest with us in the target business at the time of our initial Business Combination, or we could raise additional proceeds to complete the initial Business Combination by making a specified future issuance to any such fund or vehicle.

Trinity Investments and each of our officers and directors presently has, and any of them and our Sponsor in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such entity, officer or director is or will be required to present a Business Combination opportunity. For example, Trinity Investments and certain of its officers and directors, as well as the principals of our Sponsor, may currently be obligated by contract to offer or allocate certain investment opportunities first to specific private funds or ventures managed by or affiliated with them. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity. We do not believe, however, that any fiduciary duties or contractual obligations of our Sponsor, Trinity Investments and our officers or directors will materially affect our ability to complete our initial Business Combination. In addition, we may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which our Sponsor, Trinity Investments or an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial Business Combination, or we could raise additional proceeds to complete the initial Business Combination by making a specified future issuance to any such entity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our Sponsor, officers and directors have agreed not to participate in the formation of, or become an officer or director of, any other blank check company such as our company until we have entered into a definitive agreement regarding our initial Business Combination or we have failed to complete our initial Business Combination within 18 months after the closing of our Initial Public Offering.

Potential investors should also be aware of the following other potential conflicts of interest:

•
None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•
In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•
Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial Business Combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial Business Combination within 18 months after the closing of our Initial Public Offering. If we do not complete our initial Business Combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the Trust Account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our Sponsor until the earlier of: (A) one year after the completion of our initial Business Combination or (B) subsequent to our initial Business Combination, (x) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or salable by our Sponsor or its permitted transferees until 30 days after the completion of our initial Business Combination. Since our Sponsor and officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

•
Our Sponsor, officers or directors may have a conflict of interest with respect to evaluating an initial Business Combination and financing arrangements as we may obtain loans from our Sponsor or an affiliate of our Sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial Business Combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business; and
•	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Below is a table summarizing the entities to which our executive officers, directors and director nominees currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Individual	Entity	Entity’s Business	Affiliation
Lee S. Neibart	Hudson’s Bay Company	Retailer	Director

	HBS Global Properties	Real Estate Investment Firm	Chief Executive Officer

	Trinity Investments(1)	Real Estate Investment Firm	Chairman and Senior Partner

Sean A. Hehir	Trinity Investments(1)	Real Estate Investment Firm	President and Chief Executive Officer

Greg S. Dickhens	Trinity Investments(1)	Real Estate Investment Firm	Principal

Kevin Y. Hayashi	Trinity Investments(1)	Real Estate Investment Firm	Chief Financial Officer

Ryan P. Donn	Trinity Investments(1)	Real Estate Investment Firm	Principal and Chief Investment Officer

Richard F. Wacker	American Savings Bank	Bank	President and Chief Executive Officer

Catherine Luke	Loyalty Enterprises Ltd.	Property Management	President and Director

	Loyalty Development, Ltd.	Real Estate Investment	Executive Vice President and Chief Operating Officer

	KJL, Inc.	Real Estate Investment	President and Director

Warren R. de Haan	ACORE Capital, LP	Real Estate Lending	Managing Partner

	College Place Partners LLC	Real Estate Investment	Partner

(1)	Includes certain other affiliates of Trinity Investments.

Accordingly, if any of the above executive officers, directors or director nominees becomes aware of an initial Business Combination opportunity which is suitable for any of the above entities to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity, and only present it to us if such entity rejects the opportunity.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, Trinity Investments or any of our officers or directors. In the event we seek to complete our initial Business Combination with a company that is affiliated with our Sponsor, Trinity Investments or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial Business Combination is fair to our company from a financial point of view.

If we submit our initial Business Combination to our public stockholders for a vote, our Sponsor, officers and directors have agreed pursuant to the letter agreement to vote any founder shares held by them and any public shares purchased after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of our initial Business Combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted under the Delaware General Corporation Law as the same exists or may hereafter be amended.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11.	Executive Compensation.

None of our executive officers has received any cash compensation for services rendered to us. Commencing May 14, 2018, we have agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. Other than as described above, no finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan or other compensation, will be paid by us to our Sponsor, officers or directors, or any affiliate of our Sponsor or officers, prior to or in connection with any services rendered in order to effectuate, the consummation of our initial Business Combination (regardless of the type of transaction that it is). However, these individuals are and will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee reviews on a quarterly basis payments made to our Sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial Business Combination.

After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. Any such fees will be disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial Business Combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We have not taken any action to date to ensure that members of our management team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 11, 2019, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors; and
•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Class	Approximate Percentage of Total Outstanding Common Stock
HN Investors LLC (our Sponsor)(3)	—	—	8,625,000	100%	20%
Lee S. Neibart(3)	—	—	8,625,000	100%	20%
Sean A. Hehir(3)	—	—	8,625,000	100%	20%
Greg S. Dickhens(4)	—	—	—	—	—
Kevin Y. Hayashi	—	—	—	—	—
Ryan P. Donn	—	—	—	—	—
Catherine Luke	—	—	—	—	—
Warren R. de Haan	—	—	—	—	—
Richard F. Wacker	—	—	—	—	—
All executive officers and directors as a group (8 individuals)	—	—	8,625,000	100%	20%
Weiss Asset Management LP(5)	2,716,499	7.87%	—	—	6.30%
Polar Asset Management Partners Inc.(6)	3,987,876	11.56%	—	—	9.25%
Westchester Capital Management, LLC(7)	1,835,397	5.32%	—	—	4.25%
HGC Investment Management Inc.(8)	2,692,973	7.81%	—	—	6.24%
OxFORD Asset(9) Management LLP	1,870,000	5.42%	—	—	4.34%
Glazer Capital, LLC(10)	1,745,971	5.1%	—	—	4.05%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Trinity Merger Corp., 55 Merchant Street, Suite 1500, Honolulu, Hawaii 96813.

(2)
Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

(3)
HN Investors LLC is the record holder of the shares reported herein. Sean A. Hehir and Lee S. Neibart are the managers of HN Investors LLC and share voting and investment discretion with respect to the common stock held of record by HN Investors LLC. As such, they may be deemed to have or share beneficial ownership of the Class B Common Stock held directly by HN Investors LLC. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)
Mr. Dickhens does not own any shares of common stock. However, Mr. Dickhens owns a less than 1% interest in HN Investors LLC and, as a result, has a pecuniary interest in shares of Class B common stock owned by HN Investors LLC, to the extent of his pecuniary interest.

(5)
Based solely on a Schedule 13G/A filed with the SEC on February 14, 2019. The business address of Weiss Asset Management LP, a Delaware limited partnership (“Weiss Asset Management”), is 222 Berkeley Street, 16th Floor, Boston, Massachusetts 02116.  Includes shares beneficially owned by a private investment partnership (the “Partnership”) of which BIP GP LLC, a Delaware limited liability company (“BIP GP”), is the sole general partner. Weiss Asset Management is the sole investment manager to the Partnership. WAM GP LLC, a Delaware limited liability company (“WAM GP”), is the sole general partner of Weiss Asset Management. Andrew Weiss is the managing member of WAM GP and BIP GP. Each of BIP GP, WAM GP, Weiss Asset Management, and Andrew Weiss disclaims beneficial ownership of the shares reported herein as beneficially owned by each except to the extent of their respective pecuniary interest therein.

(6)
Based solely on a Schedule 13G filed with the SEC on January 10, 2019. The business address of Polar Asset Management Partners, Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada. Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, serves as the investment manager to Polar Multi Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) and certain managed accounts (together with PMSMF, the “Polar Vehicles”), with respect to the shares directly held by the Polar Vehicles.

(7)
Based solely on a Schedule 13G filed with the SEC on February 12, 2019.  The business address of Westchester Capital Management, LLC (“WCM”), a Delaware limited liability company, is 100 Summit Drive, Valhalla, NY 10595.  WCM, a registered investment adviser, serves as (a) investment advisor to each of The Merger Fund ("MF"), The Merger Fund VL (“MF VL”), WCM Alternatives: Credit Event Fund (“CEF”), WCM Alternatives Event-Driven Fund (“EDF”) and (b) the sub-advisor to each of JNL Multi-Manager Alternative Fund (“JARB”) and JNL/Westchester Capital Event Driven Fund (“JNL”).  Westchester Capital Partners LLC (“WCP”), a Delaware limited liability company and a registered investment adviser, serves as investment advisor to WCM Master Trust ("Master Trust", together with MF, MF VL, CEF, EDF, JARB and JNL the “Funds”).  The Funds directly hold common stock for the benefit of the investors in those Funds.  Mr. Roy Behren and Mr. Michael T. Shannon each serve as Co-Presidents of WCM and Co-Managers and members of WCP.  Messrs. Behren and Shannon are indirect principal owners of WCM and WCP and may control WCM and WCP.

(8)
Based solely on a Schedule 13G filed with the SEC on February 13, 2019.   The business address of HGC Investment Management Inc. is 366 Adelaide, Suite 601, Toronto, Ontario M5V 1R9, Canada. HGC Investment Management Inc., a company incorporated under the laws of Canada, serves as the investment manager to HGC Arbitrage Fund, LP, an Ontario limited partnership (the “Fund”), with respect to shares held by the Fund.

(9)
Based solely on a Schedule 13G filed with the SEC on February 13, 2019.  The business address of OxFORD Asset Management LLP (“OxFORD”) is OxAM House, 6 George Street, Oxford, United Kingdom, OX1 2BW. The shares are held for the account of OxAM Quant Fund Limited, a Cayman Islands exempted company (“OxAM”). OxFORD serves as investment adviser to OxAM. In such capacity, OxFORD may be deemed to exercise the voting and dispositive power over the shares held for the account of OxAM.

(10)
Based solely on a Schedule 13G filed with the SEC on February 14, 2019. The business address of Glazer Capital, LLC, a Delaware limited liability company (“Glazer Capital”) and Mr. Paul J. Glazer (“Mr. Glazer”) is 250 West 55th Street, Suite 30A, New York, New York 10019. The shares of common stock are held by certain funds and managed accounts to which Glazer Capital serves as investment manager (collectively, the “Glazer Funds”). Mr. Glazer serves as the Managing Member of Glazer Capital, with respect to the shares of common stock held by the Glazer Funds.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On January 26, 2018, we issued 8,625,000 shares of Class B common stock to our Sponsor in exchange for an aggregate purchase price of $25,000. The founder shares will automatically convert into shares of Class A common stock upon the consummation of an initial Business Combination on a one-for-one basis, subject to adjustments. In the case that additional shares of Class A common stock, or equity-linked securities convertible or exercisable for shares of Class A common stock, are issued or deemed issued in excess of the amounts offered in our final prospectus and related to the closing of our initial Business Combination, including pursuant to a specified future issuance, the ratio at which founder shares will convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding founder shares agree to waive such adjustment with respect to any such issuance or deemed issuance, including a specified future issuance) so that the number of shares of Class A common stock issuable upon conversion of all founder shares will equal in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked shares issued or deemed issued in connection with the initial Business Combination (excluding any shares of Class A common stock or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to us).

Our initial stockholders have agreed not to transfer, assign or sell any of the founder shares (except to certain permitted transferees) until the earlier to occur of: (A) one year after the completion of the initial Business Combination; or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the completion of an initial Business Combination or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

Concurrently with the closing of our Initial Public Offering, our Sponsor purchased an aggregate of 12,350,000 private placement warrants at $1.00 per private placement warrant, generating gross proceeds of $12,350,000 in the aggregate. Each private placement warrant is exercisable to purchase one share of Class A common stock at $11.50 per share. A portion of the proceeds from the sale of the private placement warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If we do not complete an initial Business Combination, the private placement warrants will expire worthless.

Related Party Loans

On May 17, 2018, we repaid in full an aggregate of $213,000 loaned to us by the Sponsor pursuant to a promissory note to cover the payment of certain costs related to the Initial Public Offering. The loan was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering.

In addition, in order to finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans. If we complete an initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that an initial Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-transaction company at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants.

Administrative Support Agreement and Officer and Director Compensation

We have agreed to reimburse the Sponsor in an amount not to exceed $10,000 per month for office space, and secretarial and administrative services, commencing on May 14, 2018 through the earlier of our consummation of an initial Business Combination or our liquidation.

Related Party Policy

Our code of ethics requires us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the Company.

In addition, our audit committee, pursuant to a written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial Business Combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial Business Combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our Sponsor, officers or directors, or any affiliate of our Sponsor or officers, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial Business Combination (regardless of the type of transaction that it is). However, the following payments will be made to our Sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our Initial Public Offering held in the Trust Account prior to the completion of our initial Business Combination:

•	Payment to our Sponsor of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support;
•	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination; and
•
Repayment of loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial Business Combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

Our audit committee reviews on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Catherine Luke, Richard F. Wacker and Warren R. de Haan are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to Ernst & Young LLP, or E&Y, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by E&Y in connection with regulatory filings. The aggregate fees for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from January 24, 2018 (inception) through December 31, 2018 totaled $165,183. The above amounts include interim procedures, registration statement procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay E&Y for consultations concerning financial accounting and reporting standards during the period from January 24, 2018 (inception) through December 31, 2018.

Tax Fees. We did not pay E&Y for tax planning and tax advice for the year ended December 31, 2018.

All Other Fees. We did not pay E&Y for other services for the year ended December 31, 2018.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements

See “Index to Financial Statements” under Item 8 of Part II.

(2)	Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

(3)	Exhibits

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 filed with the Registrant’s Form 8-K filed by the Registrant on May 17, 2018 (File No. 001-38488)).

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 3.3 filed with the Registrant’s Form S-1 filed by the Registrant on April 11, 2018 (File No. 333-224244)).
4.1	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 filed with the Registrant’s Form S-1 filed by the Registrant on April 11, 2018 (File No. 333-224244)).
4.2	Specimen Class A Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 filed with the Registrant’s Form S-1 filed by the Registrant on April 11, 2018 (File No. 333-224244)).
4.3	Specimen Warrant Certificate (incorporated herein by reference to Exhibit 4.3 filed with the Registrant’s Form S-1 filed by the Registrant on April 11, 2018 (File No. 333-224244)).
4.4
Warrant Agreement, dated May 14, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.1 filed with the Registrant’s Form 8-K filed by the Registrant on May 17, 2018 (File No. 001-38488)).

10.1
Letter Agreement, dated May 14, 2018, by and among the Company, each of its officers, directors and director nominees and HN Investors LLC (incorporated herein by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K filed by the Registrant on May 17, 2018 (File No. 001-38488)).

10.2
Investment Management Trust Agreement, dated May 14, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K filed by the Registrant on May 17, 2018 (File No. 001-38488)).

10.3
Registration Rights Agreement, dated May 14, 2018, by and between the Company and HN Investors LLC (incorporated herein by reference to Exhibit 10.3 filed with the Registrant’s Form 8-K filed by the Registrant on May 17, 2018 (File No. 001-38488)).

10.4
Private Placement Warrants Purchase Agreement, dated May 14, 2018, by and between the Company and HN Investors LLC (incorporated herein by reference to Exhibit 10.4 filed with the Registrant’s Form 8-K filed by the Registrant on May 17, 2018 (File No. 001-38488)).

10.5
Administrative Support Agreement, dated May 14, 2018, by and between the Company and HN Investors LLC (incorporated herein by reference to Exhibit 10.5 filed with the Registrant’s Form 8-K filed by the Registrant on May 17, 2018 (File No. 001-38488)).

10.6
Indemnity Agreement, dated May 14, 2018, by and between the Company and Lee S. Neibart (incorporated herein by reference to Exhibit 10.6 filed with the Registrant’s Form 8-K filed by the Registrant on May 17, 2018 (File No. 001-38488)).

10.7
Indemnity Agreement, dated May 14, 2018, by and between the Company and Sean A. Hehir (incorporated herein by reference to Exhibit 10.7 filed with the Registrant’s Form 8-K filed by the Registrant on May 17, 2018 (File No. 001-38488)).

10.8
Indemnity Agreement, dated May 14, 2018, by and between the Company and Kevin Y. Hayashi (incorporated herein by reference to Exhibit 10.8 filed with the Registrant’s Form 8-K filed by the Registrant on May 17, 2018 (File No. 001-38488)).

10.9
Indemnity Agreement, dated May 14, 2018, by and between the Company and Gregory S. Dickhens (incorporated herein by reference to Exhibit 10.9 filed with the Registrant’s Form 8-K filed by the Registrant on May 17, 2018 (File No. 001-38488)).

10.10
Indemnity Agreement, dated May 14, 2018, by and between the Company and Ryan P. Donn (incorporated herein by reference to Exhibit 10.10 filed with the Registrant’s Form 8-K filed by the Registrant on May 17, 2018 (File No. 001-38488)).

10.11
Indemnity Agreement, dated May 15, 2018, by and between the Company and Catherine Luke (incorporated herein by reference to Exhibit 10.11 filed with the Registrant’s Form 8-K filed by the Registrant on May 17, 2018 (File No. 001-38488)).

10.12
Indemnity Agreement, dated May 15, 2018, by and between the Company and Richard F. Wacker (incorporated herein by reference to Exhibit 10.12 filed with the Registrant’s Form 8-K filed by the Registrant on May 17, 2018 (File No. 001-38488)).

10.13
Indemnity Agreement, dated May 15, 2018, by and between the Company and Warren R. de Haan (incorporated herein by reference to Exhibit 10.13 filed with the Registrant’s Form 8-K filed by the Registrant on May 17, 2018 (File No. 001-38488)).

14
Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1 (File No. 333-224244), filed with the Securities and Exchange Commission on April 11, 2018).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32*	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS**	XBRL Instance Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2019	TRINITY MERGER CORP.

	By:	/s/ Sean A. Hehir
Name: Sean A. Hehir
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

/s/ Sean A. Hehir	President, Chief Executive Officer and Director	March 15, 2019
Sean A. Hehir	(principal executive officer)

/s/ Kevin Y. Hayashi	Chief Financial Officer and Treasurer	March 15, 2019
Kevin Y. Hayashi	(principal financial and accounting officer)

/s/ Lee S. Neibart	Chairman	March 15, 2019
Lee S. Neibart

/s/ Richard F. Wacker	Director	March 15, 2019
Richard F. Wacker

/s/ Catherine Luke	Director	March 15, 2019
Catherine Luke

/s/ Warren R. de Haan	Director	March 15, 2019
Warren R. de Haan