Form 10-Q
period 2019-03-31
Trinity Merger Corp.
filed 2019-05-14
CIK 1731536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Not Applicable
 (Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units	TMCXU	Nasdaq Capital Market
Class A Common Stock	TMCX	Nasdaq Capital Market
Warrants	TMCXW	Nasdaq Capital Market

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

As of May 14, 2019, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

TRINITY MERGER CORP.
Form 10-Q

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018	1
	Condensed Statements of Operations for three months ended March 31, 2019 (unaudited) and the Period from January 24, 2018 (inception) to March 31, 2018 (unaudited)	2
	Condensed Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2019 (unaudited) and the Period from January 24, 2018 (inception) to March 31, 2018 (unaudited)	3
	Condensed Statements of Cash Flows for the three months ended March 31, 2019 (unaudited) and the Period from January 24, 2018 (inception) to March 31, 2018 (unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Mine Safety Disclosures	17
Item 5.	Other Information	17
Item 6.	Exhibits	17
SIGNATURES		18

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

TRINITY MERGER CORP.

CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)	(audited)
Assets
Current Assets
Cash	$427,322	$650,629
Prepaid expenses	107,411	47,730
Cash and marketable securities held in Trust Account	357,592,888	-
Total Current Assets	534,733	698,359

Cash and marketable securities held in Trust Account	-	355,633,275
Total Assets	$358,127,621	$356,331,634

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$206,930	$130,814
Income taxes payable	397,235	36,021
Total Current Liabilities	604,165	166,835

Deferred underwriting fee payable	15,525,000	15,525,000
Total Liabilities	16,129,165	15,691,835

Commitments

Common stock subject to possible redemption, 32,553,796 and 32,572,779 shares at redemption value at March 31, 2019 and December 31, 2018, respectively	336,998,455	335,639,798

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 1,946,204 and 1,927,221 issued and outstanding (excluding 32,553,796 and 32,572,779 shares subject to possible redemption) at March 31, 2019 and December 31, 2018, respectively	195	193
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	863	863
Additional paid-in capital	495,256	1,853,915
Retained earnings	4,503,687	3,145,030
Total Stockholders’ Equity	5,000,001	5,000,001
Total Liabilities and Stockholders’ Equity	$358,127,621	$356,331,634

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRINITY MERGER CORP.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2019	For the Period from January 24, 2018 (inception) through March 31, 2018

Formation and operating costs	$370,300	$814
Loss from operations	(370,300)	(814)

Other income:
Interest income on marketable securities held in Trust Account	2,090,171	—

Income (loss) before provision for income taxes	1,719,871	(814)
Provision for income taxes	(361,214)	—
Net income (loss)	$1,358,657	$(814)

Weighted average shares outstanding of Class A common stock	34,500,000	—
Basic and diluted net income per share, Class A	$0.05	—

Weighted average shares outstanding of Class B common stock	8,625,000	8,625,000
Basic and diluted net loss per share, Class B	$(0.03)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRINITY MERGER CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance – January 24, 2018 (inception)	—	$—	—	$—	$—	$—	$—

Class B common stock issued to Sponsor	—	—	8,625,000	863	24,137	—	25,000

Net loss	—	—	—	—	—	(814)	(814)

Balance – March 31, 2018 (unaudited)	—	$—	8,625,000	$863	$24,137	$(814)	$24,186

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance – January 1, 2019	1,927,221	$193	8,625,000	$863	$1,853,915	$3,145,030	$5,000,001

Change in value of common stock subject to possible redemption	18,983	2	—	—	(1,358,659)	—	(1,358,657)

Net income	—	—	—	—	—	1,358,657	1,358,657

Balance – March 31, 2019 (unaudited)	1,946,204	$195	8,625,000	$863	$495,256	$4,503,687	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRINITY MERGER CORP.

CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended March 31, 2019	For the Period from January 24, 2018 (inception) Through March 31, 2018
Cash Flows from Operating Activities:
Net income (loss)	$1,358,657	$(814)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,090,171)	—
Changes in operating assets and liabilities:
Prepaid expenses	(59,681)	—
Accounts payable and accrued expenses	76,116	814
Income taxes payable	361,214	—
Net cash used in operating activities	(353,865)	—

Cash Flow from Investing Activities:
Cash withdrawn from Trust Account	130,558	—
Net cash provided by investing activities	130,558	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from promissory note - related party	—	65,000
Payment of offering costs	—	(62,250)
Net cash provided by financing activities	—	27,750

Net Change in Cash	(223,307)	27,750
Cash - Beginning of the period	650,629	—
Cash - End of the period	$427,322	$27,750

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued offering cost	—	$401,272
Change in value of common stock subject to possible redemption	$1,358,657	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRINITY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

Note 1 – Description of Organization and Business Operations

Trinity Merger Corp. (the “Company”) is a blank check company incorporated in Delaware on January 24, 2018. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company is focusing its search on acquiring an operating company or business with a real estate component (such as a business within the hospitality, lodging, gaming, real estate or property services, or asset management industries). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

On January 26, 2018, the Company received an initial capital contribution (see Note 4) and entered into a promissory note agreement (see Note 4) with HN Investors LLC, a Delaware limited liability company (the “Sponsor”). On May 17, 2018, the Company closed its initial public offering (“Initial Public Offering”) with the sale of 34,500,000 units (each a “Unit” and collectively the “Units”), generating gross proceeds of $345,000,000, as described in Note 3. All activity through March 31, 2019 relates to the Company’s formation, its Initial Public Offering and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on marketable securities from the proceeds derived from the Initial Public Offering.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 15, 2019, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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
MARCH 31, 2019
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2019, cash equivalents, comprised of U.S. Treasury Bills, amounted to $357,256,321. The Company did not have any cash equivalents as of December 31, 2018.

Cash and Marketable Securities Held in Trust Account

At March 31, 2019, assets held in the Trust Account were comprised of $336,567 in cash and $357,256,321 in U.S. Treasury Bills. At December 31, 2018, assets held in the Trust Account were comprised of $4,285 in cash and $355,628,990 in U.S. Treasury Bills. During the three months ended March 31, 2019, we withdrew approximately $131,000 of interest income to pay for our franchise taxes.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The common stock subject to possible redemption will be based on the requirement that the Company may not redeem publicly owned shares in an amount that would cause the Company’s net tangible assets be less than $5,000,001 upon consummation of a Business Combination (so that it is not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirements which may be contained in the agreement related to the Company’s Business Combination. Accordingly, at March 31, 2019 and December 31, 2018, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

TRINITY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2019 and December 31, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

TRINITY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

In connection with the closing of the Initial Public Offering on May 17, 2018, an amount of $351,900,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (the “Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

TRINITY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

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
MARCH 31, 2019
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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 12,350,000 Private Placement Warrants at a price of $1.00 per warrant in a private placement to the Sponsor, generating gross proceeds of $12,350,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50. The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on May 14, 2018 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2019, the Company incurred $30,000 of administrative service fees. At March 31, 2019 and December 31, 2018, $5,000 of such fees is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

TRINITY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019
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

Note 6 – Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock — The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2019 and December 31, 2018, there were 1,946,204 and 1,927,221 shares of common stock issued and outstanding, excluding 32,553,796 and 32,572,779 shares of common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At March 31, 2019 and December 31, 2018, there were 8,625,000 shares of common stock issued and outstanding.

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

Warrants — The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its reasonable best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its reasonable best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

TRINITY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

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

Note 7 – Fair Value Measurements

The Company classifies its U. S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost in the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

Cash held in the Trust Account amounted to $336,567 and $4,285 at March 31, 2019 and December 31, 2018, respectively.

The gross holding gains and fair value of held-to-maturity securities at March 31, 2019 and December 31, 2018 are as follows:

Held-To-Maturity	Amortized Cost	Gross Holding Gains	Fair Value
March 31, 2019
U.S. Treasury Securities (Mature on 4/9/2019)	357,256,321	15,225	357,271,546
Total	$357,256,321	$15,225	$357,271,546

December 31, 2018
U.S. Treasury Securities (Mature on 2/14/2019)	$177,713,107	$2,169	$177,715,276
U.S. Treasury Securities (Mature on 3/14/2019)	177,915,883	11,908	177,927,791
Total	$355,628,990	$14,077	$355,643,067

The fair value of the Company’s held-to-maturity securities are based upon Level 1 observations as of March 31, 2019 and December 31, 2018.

TRINITY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “will,” “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

Our only activities from inception to March 31, 2019 were organizational activities, those necessary to prepare for our Initial Public Offering and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with pursuing a Business Combination.

For the three months ended March 31, 2019, we had net income of $1,358,657, which consists of interest income on marketable securities held in the Trust Account of $2,090,171, offset by operating costs of $370,300 and a provision for income taxes of $361,214.

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

As of March 31, 2019, we had cash and marketable securities held in the Trust Account of $357,592,888, substantially all of which is invested in U.S. treasury bills with a maturity of 30 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. During the three months ended March 31, 2019, we withdrew approximately $131,000 of interest income to pay for our franchise taxes.

As of March 31, 2019, we had cash of approximately $427,000 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of March 31, 2019, we had accounts payable and accrued expenses of $206,930.

For the three months ended March 31, 2019, cash used in operating activities amounted to $353,865. Net income of $1,358,657 was offset by interest earned on marketable securities held in the Trust Account of $2,090,171. Changes in our operating assets and liabilities provided cash of $377,649.

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

If the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are more than the actual amount of our available funds, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing to complete our initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account or because we become obligated to redeem a significant number of our public shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.
Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 15, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 15, 2019. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Date: May 14, 2019