Form 10-Q
period 2019-06-30
Trinity Merger Corp.
filed 2019-08-13
CIK 1731536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 12, 2019, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

TRINITY MERGER CORP.
Form 10-Q

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018	1
	Condensed Statements of Operations for three and six months ended June 30, 2019 (unaudited) and three months ended June 30, 2018 and the Period from January 24, 2018 (inception) to June 30, 2018 (unaudited)	2
	Condensed Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2019 (unaudited) and the Period from January 24, 2018 (inception) to March 31, 2018 and the three months ended June 30, 2018 (unaudited)	3
	Condensed Statements of Cash Flows for the six months ended June 30, 2019 (unaudited) and the Period from January 24, 2018 (inception) to June 30, 2018 (unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Mine Safety Disclosures	17
Item 5.	Other Information	17
Item 6.	Exhibits	17
SIGNATURES		18

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

TRINITY MERGER CORP.

CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
Assets
Current Assets
Cash	$314,416	$650,629
Prepaid expenses	94,923	47,730
Cash and marketable securities held in Trust Account	358,742,076	—
Total Current Assets	359,151,415	698,359

Cash and marketable securities held in Trust Account	—	355,633,275
Total Assets	$359,151,415	$356,331,634

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$1,579,767	$130,814
Income taxes payable	6,978	36,021
Total Current Liabilities	1,586,745	166,835

Deferred underwriting fee payable	15,525,000	15,525,000
Total Liabilities	17,111,745	15,691,835

Commitments

Common stock subject to possible redemption, 32,417,852 and 32,572,779 shares at redemption value at June 30, 2019 and December 31, 2018, respectively	337,039,669	335,639,798

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 2,082,148 and 1,927,221 issued and outstanding (excluding 32,417,852 and 32,572,779 shares subject to possible redemption) at June 30, 2019 and December 31, 2018, respectively	208	193
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding at June 30, 2019 and December 31, 2018	863	863
Additional paid-in capital	454,029	1,853,915
Retained earnings	4,544,901	3,145,030
Total Stockholders’ Equity	5,000,001	5,000,001
Total Liabilities and Stockholders’ Equity	$359,151,415	$356,331,634

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRINITY MERGER CORP.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period from January 24, 2018 (inception) through June 30,
	2019	2018	2019	2018

Formation and operating costs	$1,550,334	$182,192	$1,920,634	$183,006
Loss from operations	(1,550,334)	(182,192)	(1,920,634)	(183,006)

Other income:
Interest income on marketable securities held in Trust Account	2,171,291	775,735	4,261,462	775,735

Income before provision for income taxes	620,957	593,543	2,340,828	592,729
Provision for income taxes	(579,743)	(152,404)	(940,957)	(152,404)
Net income (loss)	$41,214	$441,139	$1,399,871	$440,325

Weighted average shares outstanding of Class A common stock	34,500,000	34,500,000	34,500,000	34,500,000
Basic and diluted net income per share, Class A	$0.04	$0.02	$0.09	$0.02

Weighted average shares outstanding of Class B common stock	8,625,000	8,625,000	8,625,000	8,625,000
Basic and diluted net loss per share, Class B	$(0.17)	$(0.02)	$(0.21)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRINITY MERGER CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retaine Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance – January 24, 2018 (inception)	—	$—	—	$—	$—	$—	$—

Class B common stock issued to Sponsor	—	—	8,625,000	863	24,137	—	25,000

Net loss	—	—	—	—	—	(814)	(814)

Balance – March 31, 2018 (unaudited)	—	—	8,625,000	863	24,137	(814)	24,186

Sale of 34,500,000 Units, net of underwriting discounts and offering expenses	34,500,000	3,450	—	—	325,116,319	—	325,119,769

Sale of 12,350,000 Private Placement Warrants	—	—	—	—	12,350,000	—	12,350,000

Common stock subject to redemption	(32,587,602)	(3,259)	—	—	(332,931,834)	—	(332,935,093)

Net income	—	—	—	—	—	441,139	441,139

Balance – June 30, 2018 (unaudited)	1,912,398	$191	8,625,000	$863	$4,558,622	$440,325	$5,000,001

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance – January 1, 2019	1,927,221	$193	8,625,000	$863	$1,853,915	$3,145,030	$5,000,001

Change in value of common stock subject to possible redemption	18,983	2	—	—	(1,358,659)	—	(1,358,657)

Net income	—	—	—	—	—	1,358,657	1,358,657

Balance – March 31, 2019 (unaudited)	1,946,204	$195	8,625,000	$863	$495,256	$4,503,687	$5,000,001

Change in value of common stock subject to possible redemption	135,944	13	—	—	(41,227)	—	(41,214)

Net income	—	—	—	—	—	41,214	41,214

Balance – June 30, 2019 (unaudited)	2,082,148	$208	8,625,000	$863	$454,029	$4,544,901	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRINITY MERGER CORP.

CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended June 30, 2019	For the Period from January 24, 2018 (inception) Through June 30, 2018

Cash Flows from Operating Activities:
Net income	$1,399,871	$440,325
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,261,462)	(775,735)
Changes in operating assets and liabilities:
Prepaid expenses	(47,193)	(85,703)
Accounts payable and accrued expenses	1,448,953	98,975
Income taxes payable	(29,043)	152,404
Net cash used in operating activities	(1,488,874)	(169,734)

Cash Flow from Investing Activities:
Investment of cash in Trust Account	—	(351,900,000)
Cash withdrawn from Trust Account	1,152,661	—
Net cash provided by (used in) investing activities	1,152,661	(351,900,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	341,550,000
Proceeds from sale of Private Placement Warrants	—	12,350,000
Proceeds from promissory note - related party	—	213,000
Repayment of promissory note - related party	—	(213,000)
Payment of offering costs	—	(899,683)
Net cash provided by financing activities	—	353,025,317

Net Change in Cash	(336,213)	955,583
Cash - Beginning of the period	650,629	—
Cash - End of the period	$314,416	$955,583

Supplemental cash flow information:
Cash paid for income taxes	$1,152,661	$800,500

Supplemental disclosure of non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$332,485,331
Change in value of common stock subject to possible redemption	$1,399,871	$449,762
Deferred underwriting fee charged to additional paid in capital	$—	$15,525,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRINITY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019
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

On January 26, 2018, the Company received an initial capital contribution (see Note 5) and entered into a promissory note agreement (see Note 5) with HN Investors LLC, a Delaware limited liability company (the “Sponsor”). On May 17, 2018, the Company closed its initial public offering (“Initial Public Offering”) with the sale of 34,500,000 units (each a “Unit” and collectively the “Units”), generating gross proceeds of $345,000,000, as described in Note 4. All activity through June 30, 2019 relates to the Company’s formation, its Initial Public Offering and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on marketable securities from the proceeds derived from the Initial Public Offering.

Note 2 – Liquidity and Going Concern

As of June 30, 2019, the Company had $314,416 in its operating bank accounts, $358,742,076 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $1,177,406. As of June 30, 2019, approximately $6,842,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the earlier of the consummation of a Business Combination or November 17, 2019, the scheduled liquidation date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Significant Accounting Policies

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 15, 2019, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

TRINITY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2019, cash equivalents, comprised of U.S. Treasury Bills, amounted to $358,741,000. The Company did not have any cash equivalents as of December 31, 2018.

Cash and Marketable Securities Held in Trust Account

At June 30, 2019, assets held in the Trust Account were comprised of $1,076 in cash and $358,741,000 in U.S. Treasury Bills. At December 31, 2018, assets held in the Trust Account were comprised of $4,285 in cash and $355,628,990 in U.S. Treasury Bills. During the six months ended June 30, 2019, we withdrew approximately $1,153,000 of interest income to pay for our franchise and income taxes.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The common stock subject to possible redemption will be based on the requirement that the Company may not redeem publicly owned shares in an amount that would cause the Company’s net tangible assets be less than $5,000,001 upon consummation of a Business Combination (so that it is not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirements which may be contained in the agreement related to the Company’s Business Combination. Accordingly, at June 30, 2019 and December 31, 2018, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

TRINITY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2019 and December 31, 2018, the Company has a deferred tax asset of approximately $448,400 and $0, respectively, which had a full valuation allowance recorded against it of approximately $448,400 and $0, respectively.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2019, the Company recorded income tax expense of approximately $579,743 and $940,957, respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three and six months ended June 30, 2019 was approximately 93.4% and 40.2%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

TRINITY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2019 and December 31, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Note 4 – Initial Public Offering

The registration statement for the Company’s Initial Public Offering was declared effective on May 14, 2018. On May 17, 2018, the Company closed its the Initial Public Offering of 34,500,000 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 4,500,000 Units, at $10.00 per Unit, generating gross proceeds of $345,000,000. Each Unit consists of one share of Class A common stock (the “Public Shares”) and one redeemable warrant (each a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 (see Note 7).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 12,350,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Company’s Sponsor, generating total gross proceeds of $12,350,000 (see Note 5).

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

Offering costs amounted to $19,880,231, consisting of $3,450,000 of underwriting fees, $15,525,000 of deferred underwriting fees (see Note 6) and $905,231 of other costs.

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

TRINITY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the Public Shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered (other than the independent public accountants) or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

TRINITY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

Note 5 – Related Party Transactions

Founder Shares

On January 26, 2018, the Sponsor purchased 8,625,000 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.001 (“Class B common stock”) for an aggregate price of $25,000. The Founder Shares will automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 7. The Founder Shares included an aggregate of up to 1,125,000 shares subject to forfeiture by the initial stockholders to the extent that the over-allotment option from the Initial Public Offering was not exercised in full by the underwriter so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to exercise their over-allotment option in full, 1,125,000 Founder Shares are no longer subject to forfeiture.

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

TRINITY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on May 14, 2018 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2019, the Company incurred $30,000 and $60,000 of administrative service fees, respectively. For the three months ended June 30, 2018 and for the period from January 24, 2018 (inception) through June 30, 2018, the Company incurred $15,000 of administrative service fees. At June 30, 2019 and December 31, 2018, $5,000 of such fees is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Note 6 – Commitments and Contingencies

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

Note 7 – Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30 31, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock — The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2019 and December 31, 2018, there were 2,082,148 and 1,927,221 shares of common stock issued and outstanding, excluding 32,417,852 and 32,572,779 shares of common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At June 30, 2019 and December 31, 2018, there were 8,625,000 shares of common stock issued and outstanding.

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
JUNE 30, 2019
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

Cash held in the Trust Account amounted to $1,076 and $4,285 at June 30, 2019 and December 31, 2018, respectively.

TRINITY MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

The gross holding gains and fair value of held-to-maturity securities at June 30, 2019 and December 31, 2018 are as follows:

Held-To-Maturity	Amortized Cost	Gross Holding Gains (Loss)	Fair Value
June 30, 2019
U.S. Treasury Securities (Mature on 7/2/19)	$358,741,000	$(17,937)	$358,723,063
Total	$358,741,000	$(17,937)	$358,723,063

December 31, 2018
U.S. Treasury Securities (Mature on 2/14/2019)	$177,713,107	$2,169	$177,715,276
U.S. Treasury Securities (Mature on 3/14/2019)	177,915,883	11,908	177,927,791
Total	$355,628,990	$14,077	$355,643,067

The fair value of the Company’s held-to-maturity securities are based upon Level 1 observations as of June 30, 2019 and December 31, 2018.

Note 9 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On August 9, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to effect a business combination with Trinity Sub Inc., a Maryland corporation and wholly-owned subsidiary of the Company (“PubCo”), Trinity Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of PubCo (“Merger Sub I”) and Trinity Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of PubCo (“Merger Sub II”); PBRELF I, LLC, BRELF II, LLC, BRELF III, LLC and BRELF IV, LLC, each a Washington limited liability company (collectively, the “Broadmark Companies”); and Pyatt Broadmark Management, LLC, Broadmark Real Estate Management II, LLC, Broadmark Real Estate Management III, LLC and Broadmark Real Estate Management IV, LLC, each a Washington limited liability company (collectively, the “Management Companies” and, together with the Broadmark Companies, the “Broadmark Group”).

The Broadmark Group is a commercial real estate finance group based in Seattle, Washington. Its primary business is originating short-term, first deed of trust construction, land and development, or ‘‘CLD,’’ loans, which are loans secured by real estate to fund the construction and development of, or investment in, residential or commercial properties.

Upon the terms and subject to the conditions set forth in the Merger Agreement, the parties thereto intend to enter into a business combination pursuant to which (i) Merger Sub I will merge with and into the Company, with the Company being the surviving entity of such merger, (ii) immediately following such merger, each of the Broadmark Companies will merge with and into Merger Sub II, with Merger Sub II being the surviving entity of such merger, and (iii) immediately following such merger, each of the Management Companies will merge with and into the Company, with the Company being the surviving entity of such merger. As a result of the business combination, Merger Sub II and the Company will become wholly-owned subsidiaries of PubCo.

Upon consummation of the business combination, PubCo will be renamed Broadmark Realty Capital Inc. and will become a new publicly traded-company. It is expected that Broadmark Realty Capital Inc., which as noted above will be incorporated in Maryland, will qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. In connection with the transaction, Broadmark Realty Capital Inc. intends to apply for registration of its securities on the New York Stock Exchange, Inc. under a new ticker symbol.

Each share of the Company’s common stock issued and outstanding immediately prior to the effective time of its merger with Merger Sub I will be cancelled and retired and automatically converted into the right to receive one share of common stock in the new public company, subject to adjustment for any stock split, reverse stock split, reorganization, recapitalization, reclassification, combination, exchange of shares or other like change. Each issued and outstanding warrant of the Company (or portion thereof) immediately prior to the effective time of the Company’s merger with Merger Sub I will be modified to provide that such warrant (or portion thereof) will no longer entitle the holder thereof to purchase the referenced number of shares of Company Common Stock, and in substitution thereof, such warrant (or portion thereof) will entitle the holder thereof to acquire such equal number of shares of the new public company’s common stock.

Each preferred unit of the Broadmark Companies and each unit of the Management Companies issued and outstanding immediately prior to the effective time of the such entity’s merger with Merger Sub II or the Company, respectively, will be cancelled and retired and automatically converted into the right to receive a number of shares of the new public company’s common stock equal to the amount of consideration per such unit calculated per the terms of the Merger Agreement.

The parties to the Merger Agreement, HN Investors LLC, a Delaware limited liability company (the “Sponsor”), and, where applicable, their respective directors and members also entered into various other agreements to effect the business combination and provide a framework for the relationship between such parties leading up to and after the consummation of the business combination. These agreements include voting agreements pertaining to Company common stock and interests in the Management Companies; an agreement providing for the surrender of certain shares of Company common stock and rights by the Sponsor; employment agreements covering continued employment of certain Broadmark Group personnel at PubCo; equity lock-up agreements restricting equity sales by such parties; and agreements containing restrictive covenants on hiring and employee solicitation, competition, confidentiality, non-disparagement and use of certain of the Broadmark Group’s intellectual property.

Consummation of the transactions contemplated by the Merger Agreement is subject to customary conditions of the respective parties, and conditions customary to special purpose acquisition companies, including, among others: (i) approval of the Company’s stockholders; (ii) approval of the members of the Broadmark Group; (iii) there being no laws or injunctions by governmental authorities or other legal restraint prohibiting consummation of the transactions contemplated under the Merger Agreement; (iv) completion of the Company’s offer to redeem the shares of its public stockholders (the “Offer”) in accordance with the terms of the Merger Agreement, the organizational documents of the Company, the Trust Agreement, and the joint proxy and consent solicitation statement/prospectus; (v) the Company having at least $5,000,001 in net tangible assets; (vi) the new public company having at least $100 million in cash following the consummation of the transactions, completion of the Offer, and payment of expenses and indebtedness required to be paid at the closing of the transactions; (vii) consummation of the PIPE Investment (as discussed in further detail below); (viii) obtaining an amendment to the agreement governing the Company’s warrants to remove certain anti-dilution provisions contained therein relating to the payment of cash dividends; (ix) effectiveness of the registration statement to be filed by PubCo; and (x) the Company’s and PubCo’s receipt of certain tax opinions related to the transactions and REIT qualification.

Private Placement

On August 9, 2019, PubCo entered into a subscription agreement with entities affiliated with Farallon Capital Management LLC (the “PIPE Investors”), pursuant to which it will issue and sell to the PIPE Investors approximately $75.0 million of its common stock immediately prior to the consummation of the business combination (the “PIPE Investment”). The PIPE Investment is conditioned on the substantially concurrent closing of the mergers and a number of other closing conditions. The proceeds from the PIPE Investment will be used to pay transaction-related expenses and to help fund the ongoing business operations of PubCo. In addition, the PIPE Investors will have an option, exercisable at their election either in connection with or during the 365 day period following the consummation of the business combination to acquire up to an additional $25 million of common stock from PubCo. In connection the PIPE Investment, PubCo will issue to the PIPE Investors warrants in an amount equal to the number of shares of common stock of PubCo purchased by the PIPE Investors pursuant to their initial $75.0 million investment (such warrants to be on substantially the same terms as the warrants that will be held by public stockholders of PubCo upon consummation of the business combination).

Sponsor Loan Agreement

On August 9, 2019, the Company entered into a promissory note with the Sponsor. The aggregate principal amount of the promissory note is $1,000,000. Proceeds will be used to pay the Company’s business combination transaction expenses. The promissory note is payable at the earlier of the closing of the business combination and the liquidation of Company prior to the consummation of the Company’s initial business combination.

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

On August 9, 2019, we entered into the Merger Agreement to effect a business combination with PubCo, Merger Sub I and Merger Sub II; the Broadmark Companies; and the Management Companies.

On August 9, 2019, PubCo entered into a subscription agreement with the PIPE Investors, pursuant to which it will issue and sell to the PIPE Investors approximately $75.0 million of its common stock immediately prior to the consummation of the business combination.

On August 9, 2019, the Company entered into a promissory note with the Sponsor. The aggregate principal amount of the promissory note is $1,000,000. Proceeds will be used to pay the Company’s business combination transaction expenses. The promissory note is payable at the earlier of the closing of the business combination and the liquidation of Company prior to the consummation of the Company’s initial business combination.

See Note 9 in Item 1 above for a description of the Merger Agreement, the PIPE Investment and the transactions contemplated thereby.

Results of Operations

Our only activities from inception to June 30, 2019 were organizational activities, those necessary to prepare for our Initial Public Offering and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with pursuing a Business Combination.

For the three months ended June 30, 2019, we had net income of $41,214, which consists of interest income on marketable securities held in the Trust Account of $2,171,291, offset by operating costs of $1,550,334 and a provision for income taxes of $579,743.

For the six months ended June 30, 2019, we had net income of $1,399,871, which consists of interest income on marketable securities held in the Trust Account of $4,261,462, offset by operating costs of $1,920,634 and a provision for income taxes of $940,957.

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

As of June 30, 2019, we had cash and marketable securities held in the Trust Account of $358,742,076, substantially all of which is invested in U.S. treasury bills with an original maturity of 30 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. During the six months ended June 30, 2019, we withdrew approximately $1,153,000 of interest income to pay for our franchise and income taxes.

As of June 30, 2019, we had cash of approximately $314,000 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of June 30, 2019, we had accounts payable and accrued expenses of $1,579,767.

For the six months ended June 30, 2019, cash used in operating activities amounted to $1,488,874. Net income of $1,399,871 was offset by interest earned on marketable securities held in the Trust Account of $4,261,462. Changes in our operating assets and liabilities provided cash of $1,372,717.

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

We will need to raise additional capital through loans or additional investments from our sponsor, stockholders, officers, directors, or third parties. Our officers, directors and sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Date: August 13, 2019