Form 10-Q
period 2019-09-30
Trinity Merger Corp.
filed 2019-11-06
CIK 1731536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 5, 2019, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

TRINITY MERGER CORP.
Form 10-Q

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	1
	Condensed Consolidated Statements of Operations for three and nine months ended September 30, 2019 (unaudited) and three months ended September 30, 2018 and the Period from January 24, 2018 (inception) to September 30, 2018 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2019 (unaudited) and the three months ended September 30, 2018 and the Period from January 24, 2018 (inception) to September 30, 2018 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 (unaudited) and the Period from January 24, 2018 (inception) to September 30, 2018 (unaudited)	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	21
SIGNATURES		22

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

TRINITY MERGER CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)	(audited)
Assets
Current Assets
Cash	$148,499	$650,629
Prepaid expenses	74,094	47,730
Cash and marketable securities held in Trust Account	360,197,326	—
Total Current Assets	360,419,919	698,359

Cash and marketable securities held in Trust Account	—	355,633,275
Total Assets	$360,419,919	$356,331,634

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$3,496,840	$130,814
Income taxes payable	5,146	36,021
Promissory note – related party	1,000,000	—
Total Current Liabilities	4,501,986	166,835

Deferred underwriting fee payable	15,525,000	15,525,000
Total Liabilities	20,026,986	15,691,835

Commitments

Common stock subject to possible redemption, 32,131,082 and 32,572,779 shares at redemption value at September 30, 2019 and December 31, 2018, respectively	335,392,928	335,639,798

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 2,368,918 and 1,927,221 issued and outstanding (excluding 32,131,082 and 32,572,779 shares subject to possible redemption) at September 30, 2019 and December 31, 2018, respectively	237	193
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding at September 30, 2019 and December 31, 2018	863	863
Additional paid-in capital	2,100,741	1,853,915
Retained earnings	2,898,164	3,145,030
Total Stockholders’ Equity	5,000,005	5,000,001
Total Liabilities and Stockholders’ Equity	$360,419,919	$356,331,634

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRINITY MERGER CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from January 24, 2018 (inception) through September 30,
	2019	2018	2019	2018

Formation and operating costs	$3,129,871	$223,597	$5,050,505	$406,603
Loss from operations	(3,129,871)	(223,597)	(5,050,505)	(406,603)

Other income:
Interest income on marketable securities held in Trust Account	1,858,302	1,820,909	6,119,764	2,596,644

(Loss) income before provision for income taxes	(1,271,569)	1,597,312	1,069,259	2,190,041
Provision for income taxes	(375,168)	(371,891)	(1,316,125)	(524,295)
Net (loss) income	$(1,646,737)	$1,225,421	$(246,866)	$1,665,746

Weighted average shares outstanding of Class A common stock	34,500,000	34,500,000	34,500,000	34,500,000
Basic and diluted net income per share, Class A	$0.04	$0.05	$0.13	$0.07

Weighted average shares outstanding of Class B common stock	8,625,000	8,625,000	8,625,000	8,625,000
Basic and diluted net loss per share, Class B	$(0.36)	$(0.06)	$(0.56)	$(0.10)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRINITY MERGER CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retaine Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance – January 24, 2018 (inception)	—	$—	—	$—	$—	$—	$—

Class B common stock issued to Sponsor	—	—	8,625,000	863	24,137	—	25,000

Net loss	—	—	—	—	—	(814)	(814)
Balance – March 31, 2018 (unaudited)	—	—	8,625,000	863	24,137	(814)	24,186

Sale of 34,500,000 Units, net of underwriting discounts and offering expenses	34,500,000	3,450	—	—	325,116,319	—	325,119,769

Sale of 12,350,000 Private Placement Warrants	—	—	—	—	12,350,000	—	12,350,000

Common stock subject to redemption	(32,587,602)	(3,259)	—	—	(332,931,834)	—	(332,935,093)

Net income	—	—	—	—	—	441,139	441,139
Balance – June 30, 2018 (unaudited)	1,912,398	191	8,625,000	863	4,558,622	440,325	5,000,001

Change in value of common stock subject to possible redemption	6,974	1	—	—	(1,225,422)	—	(1,225,421)

Net income	—	—	—	—	—	1,225,421	1,225,421
Balance – September 30, 2018 (unaudited)	1,919,372	$192	8,625,000	$863	$3,333,200	$1,665,746	$5,000,001

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance – January 1, 2019	1,927,221	$193	8,625,000	$863	$1,853,915	$3,145,030	$5,000,001

Change in value of common stock subject to possible redemption	18,983	2	—	—	(1,358,659)	—	(1,358,657)

Net income	—	—	—	—	—	1,358,657	1,358,657
Balance – March 31, 2019 (unaudited)	1,946,204	195	8,625,000	863	495,256	4,503,687	5,000,001

Change in value of common stock subject to possible redemption	135,944	13	—	—	(41,227)	—	(41,214)

Net income	—	—	—	—	—	41,214	41,214
Balance – June 30, 2019 (unaudited)	2,082,148	208	8,625,000	863	454,029	4,544,901	5,000,001

Change in value of common stock subject to possible redemption	286,770	29	—	—	1,646,712	—	1,646,741

Net loss	—	—	—	—	—	(1,646,737)	(1,646,737)
Balance – September 30, 2019 (unaudited)	2,368,918	$237	8,625,000	$863	$2,100,741	$2,898,164	$5,000,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRINITY MERGER CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2019	For the Period from January 24, 2018 (inception) Through September 30, 2018

Cash Flows from Operating Activities:
Net (loss) income	$(246,866)	$1,665,746
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(6,119,764)	(2,596,644)
Changes in operating assets and liabilities:
Income tax receivable	—	(25,705)
Prepaid expenses	(26,364)	(66,169)
Accounts payable and accrued expenses	3,366,026	156,465
Income taxes payable	(30,875)	—
Net cash used in operating activities	(3,057,843)	(866,307)

Cash Flow from Investing Activities:
Investment of cash in Trust Account	—	(351,900,000)
Cash withdrawn from Trust Account	1,555,713	550,250
Net cash provided by (used in) investing activities	1,555,713	(351,349,750)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	341,550,000
Proceeds from sale of Private Placement Warrants	—	12,350,000
Proceeds from promissory note - related party	1,000,000	213,000
Repayment of promissory note - related party	—	(213,000)
Payment of offering costs	—	(905,231)
Net cash provided by financing activities	1,000,000	353,019,769

Net Change in Cash	(502,130)	803,712
Cash - Beginning of the period	650,629	—
Cash - End of the period	$148,499	$803,712

Supplemental cash flow information:
Cash paid for income taxes	$1,347,000	$550,250

Supplemental disclosure of non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$332,485,331
Change in value of common stock subject to possible redemption	$(246,870)	$1,675,183
Deferred underwriting fee charged to additional paid in capital	$—	$15,525,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRINITY MERGER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
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

The Company’s subsidiaries are comprised of Trinity Sub Inc., a Maryland corporation and wholly-owned subsidiary of the Company (“PubCo”), Trinity Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of PubCo (“Merger Sub I”) and Trinity Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of PubCo (“Merger Sub II”).

On January 26, 2018, the Company received an initial capital contribution (see Note 5) and entered into a promissory note agreement (see Note 5) with HN Investors LLC, a Delaware limited liability company (the “Sponsor”). On May 17, 2018, the Company closed its initial public offering (“Initial Public Offering”) with the sale of 34,500,000 units (each a “Unit” and collectively the “Units”), generating gross proceeds of $345,000,000, as described in Note 4. All activity through September 30, 2019 relates to the Company’s formation, its Initial Public Offering and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on marketable securities from the proceeds derived from the Initial Public Offering.

On August 9, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to effect a business combination with PubCo, Merger Sub I and Merger Sub II; PBRELF I, LLC, BRELF II, LLC, BRELF III, LLC and BRELF IV, LLC, each a Washington limited liability company (collectively, the “Broadmark Companies”); and Pyatt Broadmark Management, LLC, Broadmark Real Estate Management II, LLC, Broadmark Real Estate Management III, LLC and Broadmark Real Estate Management IV, LLC, each a Washington limited liability company (collectively, the “Management Companies” and, together with the Broadmark Companies, the “Broadmark Group”) (see Note 6).

The Company has until November 17, 2019 (or December 17, 2019, if the Extension (as defined below) is approved and becomes effective) to consummate a Business Combination (see Note 9).

Note 2 – Liquidity and Going Concern

As of September 30, 2019, the Company had $148,499 in its operating bank accounts, $360,197,326 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $4,279,393. As of September 30, 2019, approximately $8,297,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the earlier of the consummation of a Business Combination or November 17, 2019 (or December 17, 2019, if the Extension (as defined below) is approved by the Company’s stockholders and becomes effective), the scheduled liquidation date (see Note 9). These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

TRINITY MERGER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

Note 3 – Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 15, 2019, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

TRINITY MERGER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2019, cash equivalents, comprised of U.S. Treasury Bills, amounted to $360,196,236. The Company did not have any cash equivalents as of December 31, 2018.

Cash and Marketable Securities Held in Trust Account

At September 30, 2019, assets held in the Trust Account were comprised of $1,090 in cash and $360,196,236 in U.S. Treasury Bills. At December 31, 2018, assets held in the Trust Account were comprised of $4,285 in cash and $355,628,990 in U.S. Treasury Bills. During the nine months ended September 30, 2019, we withdrew approximately $1,556,000 of interest income to pay for our franchise and income taxes.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The common stock subject to possible redemption will be based on the requirement that the Company may not redeem publicly owned shares in an amount that would cause the Company’s net tangible assets be less than $5,000,001 upon consummation of a Business Combination (so that it is not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirements which may be contained in the agreement related to the Company’s Business Combination. Accordingly, at September 30, 2019 and December 31, 2018, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheet.

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

TRINITY MERGER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2019 and December 31, 2018, the Company has a deferred tax asset of approximately $1,090,400 and $0, respectively, which had a full valuation allowance recorded against it of approximately $1,090,400 and $0, respectively.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2019, the Company recorded income tax expense of $375,168 and $1,316,125, respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three and nine months ended September 30, 2019 was approximately (29.5%) and 123.1%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2019 and December 31, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

TRINITY MERGER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

The Company’s condensed consolidated statement of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock outstanding for the period. Net loss per common share, basic and diluted for Class B common stock is calculated by dividing the net income (loss), less income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the period.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

TRINITY MERGER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
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

The initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered (other than the independent public accountants) or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

TRINITY MERGER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

TRINITY MERGER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

Promissory Note – Related Party

On August 9, 2019, the Company entered into a promissory note with the Sponsor for an aggregate principal amount of $1,000,000. Proceeds will be used to pay the Company’s Business Combination transaction expenses. The promissory note is payable at the earlier of the closing of a Business Combination and the liquidation of Company prior to the consummation of the Company’s initial Business Combination. At September 30, 2019, $1,000,000 was outstanding under the promissory note.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on May 14, 2018 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2019, the Company incurred $30,000 and $90,000 of administrative service fees, respectively. For the three months ended September 30, 2018 and for the period from January 24, 2018 (inception) through September 30, 2018, the Company incurred $30,000 and $45,000 of administrative service fees. At September 30, 2019 and December 31, 2018, $5,000 of such fees is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

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

Merger Agreement

On August 9, 2019, the Company entered into the Merger Agreement to effect a business combination with PubCo, Merger Sub I and Merger Sub II, the Broadmark Companies and the Management Companies.

The Broadmark Group is a commercial real estate finance group based in Seattle, Washington. Its primary business is originating short-term, first deed of trust construction, land and development, or ‘‘CLD,’’ loans, which are loans secured by real estate to fund the construction and development of, or investment in, residential or commercial properties.

Upon the terms and subject to the conditions set forth in the Merger Agreement, the parties thereto intend to enter into a business combination pursuant to which (i) Merger Sub I will merge with and into the Company, with the Company being the surviving entity of such merger, (ii) immediately following such merger, each of the Broadmark Companies will merge with and into Merger Sub II, with Merger Sub II being the surviving entity of such merger, and (iii) immediately following such merger, each of the Management Companies will merge with and into the Company, with the Company being the surviving entity of such merger. As a result of the business combination, Merger Sub II and the Company will become wholly owned subsidiaries of PubCo.

TRINITY MERGER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

Upon consummation of the business combination, PubCo will be renamed Broadmark Realty Capital Inc. and will become a new publicly traded company. It is expected that Broadmark Realty Capital Inc., which as noted above will be incorporated in Maryland, will qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. In connection with the transaction, Broadmark Realty Capital Inc. intends to apply for registration of its securities on the New York Stock Exchange, Inc. under a new ticker symbol.

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

Consummation of the transactions contemplated by the Merger Agreement is subject to customary conditions of the respective parties, and conditions customary to special purpose acquisition companies, including, among others: (i) approval of the Company’s stockholders; (ii) approval of the members of the Broadmark Group; (iii) there being no laws or injunctions by governmental authorities or other legal restraint prohibiting consummation of the transactions contemplated under the Merger Agreement; (iv) completion of the Company’s offer to redeem the shares of its public stockholders (the “Offer”) in accordance with the terms of the Merger Agreement, the organizational documents of the Company, the Trust Agreement, and the joint proxy and consent solicitation statement/prospectus; (v) the Company having at least $5,000,001 in net tangible assets; (vi) the new public company having at least $100 million in cash following the consummation of the transactions, completion of the Offer, and payment of expenses and indebtedness required to be paid at the closing of the transactions; (vii) consummation of the PIPE Investment (as discussed in further detail below); (viii) obtaining an amendment to the agreement governing the Company’s warrants to remove certain anti-dilution provisions contained therein relating to the payment of cash dividends; and (ix) the Company’s and PubCo’s receipt of certain tax opinions related to the transactions and REIT qualification.

More information about the Merger Agreement and the transactions contemplated thereby is included in the combined definitive joint proxy statement/prospectus that the Company and the Broadmark Companies filed with the Securities and Exchange Commission and dated October 18, 2019. The definitive joint proxy statement/prospectus contained the notice of special meeting of stockholders of the Company to vote on and adopt the Merger Agreement and the transactions contemplated thereby and to vote on certain related proposals. The special meeting is scheduled for November 12, 2019 (the “Special Meeting”). There is no guarantee that the Company will be able to hold the Special Meeting on November 12, 2019, or that the conditions to the closing of the transactions contemplated by the Merger Agreement will be satisfied prior to, or following such meeting (see Note 9).

Private Placement

On August 9, 2019, PubCo entered into a subscription agreement with entities affiliated with Farallon Capital Management LLC (the “PIPE Investors”), pursuant to which it will issue and sell to the PIPE Investors approximately $75.0 million of its common stock immediately prior to the consummation of the business combination (the “PIPE Investment”). The PIPE Investment is conditioned on the substantially concurrent closing of the mergers and a number of other closing conditions. The proceeds from the PIPE Investment will be used to pay transaction-related expenses and to help fund the ongoing business operations of PubCo. In addition, the PIPE Investors will have an option, exercisable at their election either in connection with or during the 365-day period following the consummation of the business combination to acquire up to an additional $25 million of common stock from PubCo. In connection the PIPE Investment, PubCo will issue to the PIPE Investors warrants in an amount equal to the number of shares of common stock of PubCo purchased by the PIPE Investors pursuant to their initial $75.0 million investment (such warrants to be on substantially the same terms as the warrants that will be held by public stockholders of PubCo upon consummation of the business combination).

TRINITY MERGER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

Note 7 – Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock — The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2019 and December 31, 2018, there were 2,368,918 and 1,927,221 shares of common stock issued and outstanding, excluding 32,131,082 and 32,572,779 shares of common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At September 30, 2019 and December 31, 2018, there were 8,625,000 shares of common stock issued and outstanding.

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

TRINITY MERGER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
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

Note 8 – Fair Value Measurements

The Company classifies its U. S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost in the accompanying condensed consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

Cash held in the Trust Account amounted to $1,090 and $4,285 at September 30, 2019 and December 31, 2018, respectively.

The gross holding gains and fair value of held-to-maturity securities at September 30, 2019 and December 31, 2018 are as follows:

Held-To-Maturity	Amortized Cost	Gross Holding Gains	Fair Value
September 30, 2019
U.S. Treasury Securities (Mature on 10/22/2019)	$360,196,236	$24,135	$360,220,371
Total	$360,196,236	$24,135	$360,220,371

December 31, 2018
U.S. Treasury Securities (Mature on 2/14/2019)	$177,713,107	$2,169	$177,715,276
U.S. Treasury Securities (Mature on 3/14/2019)	177,915,883	11,908	177,927,791
Total	$355,628,990	$14,077	$355,643,067

The fair value of the Company’s held-to-maturity securities are based upon Level 1 observations as of September 30, 2019 and December 31, 2018.

TRINITY MERGER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

Note 9 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

The Company has until November 17, 2019 to consummate a Business Combination. The Company has scheduled the Special Meeting to approve the Business Combination for November 12, 2019, and is using its best efforts to complete the Business Combination on or prior to November 17, 2019. While the Company is seeking to complete the Business Combination on or prior to November 17, 2019, the Company has scheduled a special meeting of its stockholders for November 15, 2019, pursuant to which, in the event the Business Combination has not been completed prior to such time, it will seek stockholder approval to, among other matters, amend the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate a Business Combination from November 17, 2019 to December 17, 2019 (the “Extension”). There is no guarantee that the Company’s stockholders will vote to approve the Extension. The Company’s board of directors believes that it is in the best interests of its stockholders that, in the event the Business Combination is not completed prior to the time of the special meeting to vote on the Extension, the Extension be obtained so that the Company will have a limited additional amount of time to consummate the Business Combination. Without the Extension, if the Company, despite its best efforts, is not able to complete the Business Combination on or before November 17, 2019, the Company would be precluded from completing the transactions consummated by the Merger Agreement and would be forced to liquidate even if its stockholders are otherwise in favor of the Business Combination. More information about the Extension is included in the proxy statement that the Company filed with the Securities and Exchange Commission on November 1, 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to the “Company,” “our,” “us” or “we” refer to Trinity Merger Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refers to HN Investors LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

See Note 6 in Item 1 above for a description of the Merger Agreement, the PIPE Investment and the transactions contemplated thereby.

Recent Developments

We have until November 17, 2019 to consummate a Business Combination. The Company has scheduled the Special Meeting to approve the Business Combination for November 12, 2019, and is using its best efforts to complete the Business Combination on or prior to November 17, 2019. While the Company is seeking to complete the Business Combination on or prior to November 17, 2019, the Company has scheduled a special meeting of its stockholders for November 15, 2019, pursuant to which, in the event the Business Combination has not been completed prior to such time, it will seek stockholder approval to, among other matters, amend the Company’s Amended and Restated Certificate of Incorporation to extend the date by which it has to consummate a Business Combination from November 17, 2019 to December 17, 2019 (the “Extension”). There is no guarantee that the Company’s stockholders will vote to approve the Extension. The Company’s board of directors believes that, in the event the Business Combination is not completed prior to the time of the special meeting to vote on the Extension, it is in the best interests of its stockholders that the Extension be obtained so that the Company will have a limited additional amount of time to consummate such business combination. Without the Extension, it the Company, despite its best efforts, is not able to complete a Business Combination on or before November 17, 2019, the Company would be precluded from completing the transactions consummated by the Merger Agreement and would be forced to liquidate even if its stockholders are otherwise in favor of such business combination. More information about the Extension is included in the proxy statement that the Company filed with the Securities and Exchange Commission on November 1, 2019.

Results of Operations

Our only activities from inception to September 30, 2019 were organizational activities, those necessary to prepare for our Initial Public Offering and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with pursuing a Business Combination.

For the three months ended September 30, 2019, we had net loss of $1,646,737, which consists of operating costs of $3,129,871 and a provision for income taxes of $375,168, offset by interest income on marketable securities held in the Trust Account of $1,858,302.

For the nine months ended September 30, 2019, we had net loss of $246,866, which consists of operating costs of $5,050,505 and a provision for income taxes of $1,316,125, offset by interest income on marketable securities held in the Trust Account of $6,119,764.

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

Following the Initial Public Offering, a total of $351,900,000 was placed in the Trust Account. We incurred $19,880,231 in Initial Public Offering related costs, including $3,450,000 of underwriting fees, $15,525,500 of deferred underwriting fees and $905,231 of other costs.

As of September 30, 2019, we had cash and marketable securities held in the Trust Account of $360,197,326, substantially all of which is invested in U.S. treasury bills with an original maturity of 30 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. During the nine months ended September 30, 2019, we withdrew approximately $1,556,000 of interest income to pay for our franchise and income taxes.

As of September 30, 2019, we had cash of approximately $149,000 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of September 30, 2019, we had accounts payable and accrued expenses of $3,496,840.

For the nine months ended September 30, 2019, cash used in operating activities amounted to $3,057,843. Net loss of $246,866 was affected by interest earned on marketable securities held in the Trust Account of $6,119,764. Changes in our operating assets and liabilities provided cash of $3,308,787.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

2.1
Agreement and Plan of Merger, dated August 9, 2019, by and among Trinity Merger Corp., Trinity Sub Inc., Trinity Merger Sub I, Inc., Trinity Merger Sub II, LLC, PBRELF I, LLC, BRELF II, LLC, BRELF III, LLC, BRELF IV, LLC, Pyatt Broadmark Management, LLC, Broadmark Real Estate Management II, Broadmark Real Estate Management III, LLC, and Broadmark Real Estate Management IV, LLC (incorporated herein by reference to Exhibit 2.1 filed with the Registrant’s Form 8-K filed by the Registrant on August 12, 2019 (File No. 001-38488)).

10.1
Sponsor Agreement, dated August 9, 2019, by and among Trinity Merger Corp., HN Investors LLC, Trinity Sub Inc., Trinity Merger Sub I, Inc., Trinity Merger Sub II, LLC, PBRELF I, LLC, BRELF II, LLC, BRELF III, LLC, BRELF IV, LLC, Pyatt Broadmark Management, LLC, Broadmark Real Estate Management II, Broadmark Real Estate Management III, LLC, and Broadmark Real Estate Management IV, LLC(incorporated herein by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K filed by the Registrant on August 12, 2019 (File No. 001-38488)).

10.2	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.3 filed with the Registrant’s Form 8-K filed by the Registrant on August 12, 2019 (File No. 001-38488)).
10.3
Form of the First Amendment to the Subscription Agreement relating to PIPE Investment (incorporated herein by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K filed by the Registrant on September 20, 2019 (File No. 001-38488)).

10.4	Form of Company Support Agreement (incorporated herein by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K filed by the Registrant on August 12, 2019 (File No. 001-38488)).
10.5
Promissory Note, dated August 9, 2019, by Trinity Merger Corp. (incorporated herein by reference to Exhibit 10.4 filed with the Registrant’s Form 8-K filed by the Registrant on August 12, 2019 (File No. 001-38488)).

10.6*	Employment Agreement, dated as of August 9, 2019, by and between Trinity Sub Inc. and Jeffrey B. Pyatt.
10.7*	Employment Agreement, dated as of August 9, 2019, by and between Trinity Sub Inc. and Adam Fountain.
10.8*	Employment Agreement, dated as of August 9, 2019, by and between Trinity Sub Inc. and Joanne Van Sickle.
10.9
Consulting Agreement, by and between Trinity Sub Inc. and Joseph L. Schocken, dated August 9, 2019 (incorporated herein by reference to Exhibit 10.6 filed with the Registrant’s Form 8-K filed by the Registrant on August 12, 2019 (File No. 001-38488)).

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

Date: November 6, 2019